Form 10QSB
period 1996-12-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1997-03-27
CIK 1029093

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
          (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended December 31, 1996

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition period _____to _____

                         COMMISSION FILE NO. 333-18665

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
       (Exact Name of Small Business Issuer as specified in its Charter)


        Tennessee                                           31-1499488
(State of Incorporation)                       (IRS Employer Identification No.)

              1431 Cumberland Avenue, Middlesboro, Kentucky 40965
                   (Address of principal executive offices)

                                (606) 248-4584
                              (Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES____  NO  X
                                          -----

As of March 24, 1997, there were no shares of common stock outstanding.

Transitional Small Business Disclosure Form (check one): Yes    No  X
                                                            ---    ---

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                        FORM 10-QSB - December 31, 1996

Cumberland Mountain Bancshares, Inc. (the "Company") was incorporated on December 13, 1996 for the purpose of becoming the stock holding company for Middlesboro Federal Bank, Federal Savings Bank (the "Bank") following the stock conversion of the Bank's current mutual holding company, Cumberland Mountain Bancshares, MHC (the "Conversion and Reorganization"). The Company's Registration Statement on Form SB-2 became effective on February 11, 1997. The Conversion and Reorganization was approved by the Bank's stockholders and by the members of the Mutual Holding Company on March 20, 1997. As of December 31, 1996, however, the Company had no assets. Accordingly, the financial statements contained in this Quarterly Report on Form 10-QSB consist of the financial statements of the Company's anticipated investment, the Bank.


                                     INDEX

                                                                                Page
                                                                                ----
Part I - Financial Information
         ---------------------
     Item 1.   Financial Statements
          Statement of Financial Condition
            December 31, 1996 and June 30, 1996                                    2
          Statements of Income
            Three and Six Months Ended December 31, 1996 and 1995                  3
          Statements of Stockholders' Equity
            Six Months Ended December 31, 1996                                     4
          Statements of Cash Flows
            Six Months Ended December 31, 1996 and 1995                          5-6
          Notes to the Financial Statements                                     7-19

     Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  20-26

Part II - Other Information                                                       27
          -----------------

Signatures                                                                        28

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       STATEMENTS OF FINANCIAL CONDITION
                            (Amounts in thousands)
                      December 31, 1996 and June 30, 1996

                                    ASSETS
                                    ------
                                                                                        December 31,        June 30,
                                                                                            1996              1996
                                                                                        ------------        --------
Cash and cash equivalents                                                                $       578        $    874
Investment securities, held-to-maturity                                                           10             639
Investment securities available-for-sale, at market value                                      3,668           3,680
Mortgage-backed securities available-for-sale, at market value                                 6,699           7,779
Loans, net of allowance for loan losses of $224,000 at December 31, 1996 and
  $180,000 at June 30, 1996                                                                   77,968          59,931
Accrued interest receivable                                                                      473             312
Federal Home Loan Bank (FHLB) stock, at cost                                                     610             436
Premises and equipment, net                                                                    1,263             895
Prepaid expenses and other assets                                                                292             152
                                                                                        ------------        --------

                                   TOTAL ASSETS                                          $    91,561        $ 74,698
                                                                                        ============        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Deposits                                                                                 $    74,768        $ 68,976
Escrows                                                                                           27               -
Advances from FHLB                                                                            11,500           1,000
Accrued interest payable                                                                         174             107
Other liabilities                                                                                418              20
                                                                                        ------------        --------

      Total liabilities                                                                       86,887          70,103
                                                                                        ------------        --------

Common stock, $1.00 per value, 8,000,000 shares authorized, 510,000
   shares issued and outstanding                                                                 510             510
Additional paid-in capital                                                                     1,023           1,023
Retained earnings                                                                              3,328           3,367
Net unrealized loss on investment securities available-for-sale, net of deferred tax            (187)           (305)
                                                                                        ------------        --------
      Total stockholders' equity                                                               4,674           4,595
                                                                                        ------------        --------

                        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    91,561        $ 74,698
                                                                                        ============        ========

The accompanying notes are an integral part of these financial statements.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                             STATEMENTS OF INCOME
                            (Amounts in thousands)

                                                                    Three Months                      Six Months
                                                                  Ended December 31,                Ended December 31,
                                                             ------------------------        --------------------------
                                                                  1996           1995             1996             1995
                                                                  ----           ----             -----            ----
INTEREST INCOME
         Investment securities                               $      51        $    78        $     108        $     182
         Mortgage-backed securities                                112            191              233              388
         Mortgage loans                                          1,241            883            2,316            1,612
         Commercial and consumer loans                             312            259              565              462
                                                             ---------        -------        ---------        ---------
                 Total interest income                           1,716          1,411            3,222            2,644

INTEREST EXPENSE                                                 1,032            825            1,945            1,628
                                                             ---------        -------        ---------        ---------
NET INTEREST INCOME                                                684            586            1,277            1,016

PROVISION FOR LOAN LOSSES                                           28              5               58                8
                                                             ---------        -------        ---------        ---------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                  656            581            1,219            1,008
                                                             ---------        -------        ---------        ---------

NON-INTEREST INCOME
         Loan fees and service charges                             152             58              287              122
         Gains (losses) on sales of investment securities           50             (2)              50               (2)
         Gains (losses) on sales of repossessed assets              (1)             -               (1)               -
                                                             ---------        -------        ---------        ---------
                 Total non-interest income                         201             56              336              120
                                                             ---------        -------        ---------        ---------

NET INTEREST AND NON-INTEREST INCOME                               857            637            1,555            1,128
                                                             ---------        -------        ---------        ---------
NON-INTEREST EXPENSE
         Salaries and employee benefits                            280            233              649              453
         Occupancy and equipment expense                            38             30               73               57
         Marketing and other professional services                  45             32               91               55
         Other                                                     198            171              765              306
                                                             ---------        -------        ---------        ---------
                 Total non-interest expense                        561            466            1,578              871
                                                             ---------        -------        ---------        ---------

INCOME BEFORE INCOME TAX EXPENSE                                   296            171              (23)             257

INCOME TAX EXPENSE                                                 113             78               16               88
                                                             ---------        -------        ---------        ---------

NET INCOME                                                   $     183        $    93        $     (39)       $     169
                                                             =========        =======        =========        =========

PER SHARE OF COMMON STOCK:
         Earnings                                            $   0.359        $ 0.182        $  (0.076)       $   0.331
                                                             =========        =======        =========        =========
         Dividends                                           $   0.000        $ 0.000        $   0.000        $   0.000
                                                             =========        =======        =========        =========


The accompanying notes are an integral part of these financial statements.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Amounts in thousands)

                                                                                                 Unrealized
                                                                                                 Loss on
                                                                                                 Investment
                                                              Additional                         Securities
                                                   Common     Paid-In             Retained       Available-
                                                   Stock      Capital             Earnings       for-Sale         Total
                                                   ------    -----------         ---------      -----------   -----------
Balance at June 30, 1996                           $  510    $     1,023         $  3,367       $     (305)   $    4,595

Net income for the six month period ended
  December 31, 1996                                     -              -              (39)               -           (39)

Decrease in unrealized loss on investment
  securities available-for-sale for the period
  ended December 31, 1996, net of deferred tax          -              -                -              118           118
                                                   ------    -----------         ---------      -----------   -----------

Balance at December 31, 1996                       $  510    $     1,023         $  3,328       $     (187)   $    4,674
                                                   ======    ===========         =========      ===========   ===========

The accompanying notes are an integral part of these financial statements.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                           STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                         Six Months Ended December 31,

                                                                                      1996          1995
                                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $    (39)     $    169
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities
      Depreciation                                                                      39            37
      Amortization and accretion                                                         6             2
      FHLB stock dividend                                                              (18)          (15)
      Provision for loan losses                                                         58             8
      (Gains) losses on sales of investment securities                                 (52)            2
      (Gains) losses on sales of other real estate                                      (2)            -
      Changes in assets and liabilities:
        Accrued interest receivable                                                   (161)            6
        Prepaid expenses and other assets                                             (140)            7
        Accrued interest payable                                                        67            21
        Other liabilities                                                              398           (51)
                                                                                  --------      --------
           Net cash provided by (used in) operating activities                         156           186
                                                                                  --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                                             (156)            -
  Proceeds on maturities of investment securities                                      240           570
  Principal collected on mortgage-backed securities                                    403           615
  Proceeds on sales of mortgage-backed securities available-for-sale                   855         5,070
  Purchase of mortgage-backed securities available-for-sale                              -          (488)
  Net (increase) decrease in purchased loans                                           577           560
  Net (increase) decrease in loans exclusive of loans purchased                    (18,295)       (6,430)
  Purchases of premises and equipment                                                 (368)         (221)
                                                                                  --------      --------
           Net cash provided by (used in) investing activities                     (16,744)         (324)
                                                                                  --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                           5,792         3,330
  Net increase in advances from FHLB                                                10,500             -
                                                                                  --------      --------
           Net cash provided by (used in) financing activities                      16,292         3,330
                                                                                  --------      --------

The accompanying notes are an integral part of these financial statements.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                           STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                         Six Months Ended December 31,

                                                                          1996          1995
                                                                      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (296)        3,192

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             874         1,796
                                                                       -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    578      $  4,988
                                                                       =======       =======

SUPPLEMENTAL DISCLOSURES
   Cash paid for:
         Interest                                                     $    284      $  1,607
                                                                       =======       =======

         Income taxes                                                 $     19      $     88
                                                                       =======       =======

Loans transferred to other real estate during the period              $     68      $      -
                                                                       =======       =======

   Total increase (decrease) in unrealized gain (loss) on
     securities available for sale                                    $   (118)     $     86
                                                                       =======       =======

The accompanying notes area an integral part of these financial statements.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                            Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

NOTE 1 -  BASIS OF PRESENTATION
          ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and six months ended December 31, 1996 and 1995.

     Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

NOTE 2 -  CASH AND CASH EQUIVALENTS
          -------------------------

     Cash and cash equivalents are as follows (amounts in thousands):


                                             December 31,      June 30,
                                                 1996            1996
                                             ------------   --------------

     Cash and due from banks                 $       578    $       874
                                             -----------    -----------
       Total                                 $       578    $       874
                                             ===========    ===========

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 3 - INVESTMENT SECURITIES

        Securities held-to-maturity consist of the following (amount in thousands):

                                                                                                  Amortized
                                                                                                     Cost
                                                                                                  ---------
        December 31, 1996
        -----------------
                Certificates of deposit                                                           $       -
                U.S. League stock and other                                                              10
                                                                                                  ---------

                        Total                                                                     $      10
                                                                                                  =========

        June 30, 1996
        -------------
                Certificates of deposit                                                           $     576
                U.S. League stock and other                                                              63
                                                                                                  ---------

                        Total                                                                     $     639
                                                                                                  =========

        The Savings Bank has the intent and ability to hold these securities to maturity.

        The carrying value, unrealized gains (losses) and estimated market value of investment securities available-for-sale consist of the following (amounts in thousands):

                                                                            December 31, 1996
                                                                -------------------------------------------
                                                                                 Unrealized
                                                                Amortized           Gains           Fair
                                                                   Cost           (Losses)         Value
                                                                ---------        ---------        ---------

                U.S. Treasury and government agencies           $  2,828         $    (67)        $  2,761
                Open-ended mutual funds                            1,000              (93)             907
                                                                ---------        ---------        ---------
                                                                $  3,828         $   (160)        $  3,668
                                                                =========        =========        =========

                                                                                June 30, 1996
                                                                -------------------------------------------
                                                                                 Unrealized
                                                                Amortized          Gains            Fair
                                                                   Cost           (Losses)         Value
                                                                ---------        ---------        ---------
                U.S. Treasury and government agencies           $  2,853         $    (58)        $  2,795
                Open-ended mutual funds                            1,000             (115)             885
                                                                ---------        ---------        ---------
                                                                $  3,853         $   (173)        $  3,680
                                                                =========        =========        =========

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 3 - INVESTMENT SECURITIES (CONTINUED)
         ---------------------------------

       The gross realized gains, losses and proceeds on sales of investment securities are as follows (amounts in thousands):

                                                                    December 31,
                                                                  1996           1995
                                                                  ----           ----
              Proceeds                                         $      -      $      -
                                                               ========      ========

              Gross realized gains                             $      -      $      -
                                                               ========      ========

              Gross realized losses                            $      -      $      -
                                                               ========      ========

       The amortized cost and fair value of investment securities, by contractual maturity, at September 30, 1996 are as follows (amounts in thousands):

                                    Securities held-to-maturity   Securities available-for-sale
                                   ----------------------------  ------------------------------
                                   Amortized             Fair      Amortized            Fair
                                      Cost              Value        Cost               Value
                                   ---------            -------  -----------         ----------
       Due in one year or less     $       -            $     -  $         -         $        -
       Due from one to five years         10                 10        3,000              2,857
       Due from five to ten years          -                  -            -                  -
       Due after ten years                 -                  -          828                811
                                   ---------            -------  -----------         ----------
                                   $      10            $    10  $     3,828         $    3,668
                                   =========            =======  ===========         ==========

       There were no issues held at December 31, 1996 or June 30, 1996 that exceeded 10% of stockholders' equity.

       Certain securities, with a fair value of $3,861,791 at December 31, 1996 were pledged to secure public deposits. There were no investment securities at June 30, 1996, that were pledged to secure public deposits or for other purposes as required by law.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 4 - MORTGAGE-BACKED SECURITIES
         --------------------------

       Mortgage-backed securities are as follows (amounts in thousands):

                                                           Unrealized
                                              Amortized      Gains          Fair
                                                 Cost       (Losses)       Value
                                              ---------    ----------     --------
       December 31, 1996
       -----------------
              GNMA                                  655            (4)        651
              FNMA                                6,168          (120)      6,048
                                              ---------    ----------     --------
                     Total                        6,823          (124)      6,699
                                              =========    ==========     ========

                                                                  Unrealized
                                                     Amortized      Gains          Fair
                                                        Cost       (Losses)       Value
                                                     ---------    ----------     --------
       June 30, 1996
       -------------
              GNMA                                       1,591           (19)        1,572
              FNMA                                       6,477          (270)        6,207
                                                     ---------    ----------     ---------

                  Total                                  8,068          (289)        7,779
                                                     =========    ==========     =========

       Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

       The gross realized gains, losses and proceeds on sales of mortgage-backed securities are as follows (amounts in thousands):

                                                         December 31,
                                                      1996          1995
                                                      ----          ----
       Proceeds                                      $    855      $      -
                                                     ========      ========
       Gross realized gains                          $      2      $      -
                                                     ========      ========
       Gross realized losses                         $      3      $      -
                                                     ========      ========

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 5 - LOANS
         -----

     Loans are as follows (amounts in thousands):

                                                                           December 31,        June 30,
                                                                               1996              1996
                                                                           ------------       ---------
     Real estate
        Loans on residential properties:
            One to four units                                                 $ 43,800         $ 33,513
            More than four units                                                   480              339
        Loans on nonresidential properties                                      12,491            8,560
                                                                               --------         --------

            Total real estate loans                                             56,771           42,412

        Participation and purchased loans                                        7,901            8,478
        Share                                                                    1,908            1,707
        Commercial                                                               5,641            3,432
        Consumer/credit cards                                                    6,169            4,678
                                                                               --------         --------

            Total loans                                                         78,390           60,707

        Less:
        Unearned discounts                                                        (198)            (596)
        Allowance for loan losses                                                 (224)            (180)
                                                                               --------         --------

            Net loans                                                         $ 77,968         $ 59,931
                                                                               ========         ========

     Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                                                             December 31,
                                                                                                 1996
                                                                                             ------------
       Balance, beginning of year                                                            $        180
       Provision for loan losses                                                                       58
       Charge-offs, net of recoveries                                                                 (14)
                                                                                              ------------
       Balance, December 31, 1996                                                            $        224
                                                                                              ============

     Loans on which the accrual of interest has been discounted or reduced amounted to $1,144,934 at December 31, 1996. If interest on these loans had been accrued, such income would have been approximately $23,000. Interest income on these loans is recorded only when received.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 5 -  LOANS (CONTINUED)
          -----------------

     The Savings Bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

     Areas where the Savings Bank has concentrations of credit in excess of 10% are as follows:

          Real estate-nonresidential/commercial                   15.93%
          Real estate-residential 1-4 family                      55.87%
          Consumer/credit card loans                               7.87%

     The Savings Bank originates both adjustable and fixed rate real estate loans. The composition of these loans was as follows (amounts in thousands):

                                                    December 31,            June 30,
                                                      1996                   1996
                                                ----------------       ----------------
Term to Maturity
----------------
     Fixed Rate:
       1 month-1 year                           $      1,192            $        282
       1 year-3 years                                    253                     267
       3 years-5 years                                 1,137                     242
       5 years-10 years                                3,145                   1,159
       10 years-20 years                               6,824                   8,327
       Non-performing                                    166                     -
                                                    --------                --------
            Total                               $     12,717            $     10,277
                                                    ========                ========

Term to Maturity
----------------
     Adjustable Rate:
       1 month-1 year                           $        638            $        100
       1 year-3 years                                    134                     116
       3 years-5 years                                   656                     131
       5 years-10 years                                3,465                   1,927
       10 years-20 years                              38,188                  29,512
       Non-performing                                    973                     349
                                                    --------                --------
            Total                               $     44,054            $     32,135
                                                    ========                ========

     The adjustable rate loans have interest rate adjustment limitations tied to various indexes. Future market factors may affect the correlation of the interest rate adjustment with the rates the Savings Bank pays on short-term deposits that have been primarily utilized to fund these loans.

     The Savings Bank is engaged principally in providing first mortgage loans and accepting deposits. Substantially all of the Savings Bank's mortgage loan portfolio at December 31, 1996 and June 30, 1996 represents loans to borrowers in Southeastern Kentucky and Northeastern Tennessee. The Savings Bank's policy is to make mortgage loans that generally do not exceed 80% of the appraised value of the underlying property. The Savings Bank's loans on nonresidential properties are collateralized by churches, hospitals and other business properties.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 6 - REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS
         -------------------------------------------

     At December 31, 1996 and June 30, 1996, there was no real estate acquired in settlement of loans.

NOTE 7 - ACCRUED INTEREST RECEIVABLE
         ---------------------------

     Accrued interest receivable is as follows (amounts in thousands):

                                                                                 December 31,     June 30,
                                                                                    1996            1996
                                                                                 ------------   -----------
Investment securities                                                            $         20   $         27
Mortgage-backed securities                                                                 35             41
Loans                                                                                     418            244
                                                                                  ------------   ------------
                                                                                 $        473   $        312
                                                                                  ============   ============
        Total

NOTE 8 - PREMISES AND EQUIPMENT
         ----------------------

     Premises and equipment are as follows (amounts in thousands):

                                                                                        December 31,     June 30,
                                                                                            1996           1996
                                                                                        ------------    ---------
        Land                                                                            $        255    $     155
        Office buildings and improvements                                                        470          470
        Furniture, fixtures and equipment                                                        735          712
        Construction in progress                                                                 438          157
                                                                                         ------------    --------

        Total premises and equipment                                                           1,898        1,494
        Less accumulated depreciation                                                            637          599
                                                                                         ------------    --------

        Net premises and equipment                                                      $      1,261    $     895
                                                                                         ============    ========

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 9 - FEDERAL INCOME TAXES

        Net deferred tax assets (liabilities) consist of the following components as of December 31, 1996 (amounts in thousands):

      Deferred tax liabilities:
              Depreciation                              $    (57)
                                                         --------

      Deferred tax assets:
              Allowance for loan loss                          14
              Stock options                                     6
              Deferred compensation                            48
                                                         --------
                                                               68
                                                         --------
                      Total                             $      11
                                                         ========

        The provision for income taxes for the period ended December 31, 1996 consists of the following (amounts in thousands):

              Current tax expense                       $     (22)
              Deferred tax expense                              -
                                                         --------
                                                        $     (22)
                                                         ========

NOTE 10 -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        The Savings Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate or liquidity risk in excess of the amount recognized in the statements of financial condition.

        The Savings Bank's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is not violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Savings Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Savings Bank upon extension of credit, varies and is based on management's credit assessment of the counterparty.

        Standby letters of credit are conditional commitments issued by the Savings Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses involved in extending loan facilities to customers. The Savings Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 11 - LEASED FACILITIES
          -----------------

        The Savings Bank has noncancelable operating lease agreements for its branch. Rent of $3,000 was expensed for the three month period ended December 31, 1996. Minimum rental commitments under this lease, as of December 31, 1996 are as follows (amounts in thousands):

                                 1997                   13
                                 1998                   11
                                                  --------

                                 Total           $      24
                                                  ========

NOTE 12 - RECONCILIATION OF THRIFT FINANCIAL REPORTS
          ------------------------------------------

        Reconcilements of net income and retained earnings as shown on the Savings Bank's quarterly report and the financial statements are as follows (amounts in thousands):

                                                                              Retained
                                                             Net Income       Earnings
                                                             ---------        ---------
December 31, 1996
-----------------
        Balances reported to OTS                             $     183        $  3,328
        Rounding                                                    -                -
                                                              --------         --------
        Balances reported per financial statements           $     183        $  3,328
                                                              ========         ========

NOTE 13 - DEFERRED COMPENSATION
          ---------------------

        The Savings Bank has an unfunded deferred compensation agreement with a former officer that provides additional benefits upon retirement. The plan will pay Wilbur P. Creswell, Jr. $1,000 per month for fifteen years from the date of his retirement, which was December 31, 1993. If Mr. Creswell does not live to receive all of his deferred compensation, the unpaid balance at the time of his death shall be forfeited. Mr. Creswell is required to perform various future services under this agreement for the fifteen year term. A life insurance policy has been purchased on Mr. Creswell to reimburse the Savings Bank for the net cost of the deferred compensation. The amount expensed under this agreement at December 31, 1996 was $6,000.

        In connection with a deferred compensation agreement between the Savings Bank and George Cawood, provision has been made for the future compensation which is payable over the next twenty years. At December 31, 1996, $128,984 has been accrued under this contract and this liability and the related deferred tax asset of $48,595 are recognized in the financial statements. The Savings Bank is the owner and beneficiary of a life insurance policy aggregating $200,000 on the life of this employee.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 14 - MUTUAL HOLDING COMPANY
          ----------------------

     On June 3, 1993, the Board of Directors of the Savings Bank adopted the Plan of Reorganization and Stock Issuance in connection with the formation of a Mutual Holding Company, (the "Plan of Reorganization"). Under the Plan of Reorganization, the Savings Bank reorganized from a federally chartered mutual savings association into a mutual holding company (the "MHC") pursuant to the laws of the United States of America and proposed regulations of the OTS. The MHC is a federal mutual corporation chartered and regulated by the OTS. As part of the reorganization into the MHC, the Savings Bank transferred substantially all of its assets and all of its liabilities, except for $50,000 and its subsidiaries, to a federally chartered capital stock savings bank (the "New Savings Bank"). However, the New Savings Bank is a majority-owned subsidiary of the MHC at all times so long as the MHC remains in existence. Immediately after consummation of the reorganization, the MHC has not engaged in any business activity other than to hold the outstanding stock of the New Savings Bank and the stock of the subsidiaries.

     The OTS has adopted a rule that limits capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire a savings association's shares, payments to stockholders of another savings association in a cash-out merger and other distributions charged against capital. The rule established three tiers of associations (Tier 1 being the most favorable; and Tier 3, the least favorable), with the most flexibility afforded to well capitalized associations. The Savings Bank is rated a Tier 1 association under these rules. These limitations may affect the amount of cash dividends that the Savings Bank will be able to pay.

NOTE 15 - CONCENTRATIONS OF CREDIT
          ------------------------

     All of the Savings Bank's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Savings Bank's market area. All such customers are depositors of the Savings Bank. Investments in state and municipal securities also involve government entities within the Savings Bank's market area. The concentrations of credit by type of loan are set forth in Note 5. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Savings Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of fifteen percent of capital and surplus.

NOTE 16 - STOCK OPTION PLAN
          -----------------

     The Savings Bank has adopted a qualified stock option plan with 18,000 shares of common stock reserved for the grant of options to all employees and directors. Option prices will be the fair market value of the common stock on the date the options are granted except for any employee or director who owns more than 10% of the outstanding common stock at the time the option is granted. The option price for these individuals is 110% of the fair market value. As of December 31, 1996, none of the options had been granted. These options were not included in computing the earnings per common shares because their inclusion would have an antidilutive effect.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 17 - MANAGEMENT RECOGNITION PLAN AND TRUST
          -------------------------------------

     The Savings Bank has established the MRP as a method of providing directors, officers and other key employees of the Savings Bank with a proprietary interest in the Savings Bank in a manner designed to encourage such persons to remain with the Savings Bank. The Savings Bank contributed funds to the MRP to enable it to acquire 5,400 shares of common stock issued in the Offering.

     A committee of the outside directors will administer the trust and may make awards to officers, however, awards to outside directors are fixed under the MRP. Under the MRP, awards are granted to directors and officers in the form of shares of common stock to be held in trust under the MRP. Awards are nontransferable and nonassignable. Participants were granted awards at the time of completion of the reorganization which will vest on a five-year schedule at a rate of 20% per year. The Committee may provide for a less or more rapid vesting with respect to awards granted under the MRP. Awards will be 100% vested upon termination of employment due to death, disability, retirement at age 70 or following a change in control of the Savings Bank or the MHC. A change in control is defined in the MRP generally to mean a change in control of the MHC or Savings Bank, including a change in the composition of the Board of Directors of the MHC whereby those individuals who constitute the Board on the effective date of the MRP cease for any reason to constitute a majority thereof, or a merger or other form of acquisition of the MHC or the Savings Bank whereby the Savings Bank or the MHC is not the resulting entity. In the event that an employee terminates employment or a director ceases to serve with the Savings Bank for any reason other than death, disability, retirement or following a change in control of the Savings Bank, the employee's or director's nonvested awards will be forfeited. When shares become vested in accordance with the MRP, the participants will recognize income equal to the fair market value of the common stock at that time. The amount of income recognized by the participants will be a deductible expense for tax purposes for the Savings Bank. When shares become vested and are actually distributed in accordance with the MRP, the participants will also receive amounts equal to any accrued dividends with respect thereto. Prior to vesting, recipients of awards may direct the voting of the shares allocated to them. Unallocated shares will be voted by the MRP trustees. Earned shares are distributed to recipient as soon as practicable following the day on which they are earned.

     In order to supplement the MRP for future awards, the MRP may either purchase authorized but unissued shares of common stock from the Savings Bank or purchase such shares in the open market subject to the approval of the OTS, if necessary. In the event that additional authorized but unissued shares are acquired by the MRP after the Offering, the interests of existing stockholders will be diluted. At December 31, 1996, options representing 5,400 shares have been exercised, of which 3,680 shares have been issued as fully vested shares.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996


NOTE 18 - REGULATORY MATTERS
          ------------------

     FDICIA was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," significantly undercapitalized," and "critically undercapitalized."
Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with their primary regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary federal regulator, the Office of Thrift Supervision (OTS), or by the Federal Deposit Insurance Corporation (FDIC), including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within 90 days.

     FIRREA was signed into law on August 9, 1989; regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

     The regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of adjusted total assets, a minimum 4% core/leverage capital ratio, a minimum 4% tier 1 risk-based ratio, and a minimum 8% total risk-based capital ratio to be considered "adequately capitalized." An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

                       MIDDLESBORO FEDERAL BANK, F.S.B.
                            Middlesboro. Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1996

NOTE  18 - REGULATORY MATTERS (CONTINUED)
           -----------------------------

     The following table sets out the Savings Bank's various regulatory capital categories at December 31, 1996:

                                                               1996
                                                     ----------------------
                                                      Dollars    Percentage
                                                      -------    ----------
                                                     (thousands)
     Tangible capital                                $    4.861       5.30%
     Core/leverage capital                                4.861       5.30%
     Total risk-based capital                             5.085       8.59%

     The following is a reconciliation of generally accepted accounting principles (GAAP) net income and capital to regulatory capital for the Savings Bank. The following reconciliation also compares the capital requirements as computed to the minimum capital requirements for the Savings Bank.

                                     Net Income        Capital
                                    period ended         as of                    Core/       Total
                                    December 31,     December 31,    Tangible    Leverage   Risk-based
                                       1996             1996          Capital     Capital    Capital
                                    ------------     ------------    --------    --------   ----------
Per GAAP                             $      (39)     $      4,674    $  4,861    $  4,861   $    4,861
                                      ==========       ==========
General valuation allowance                                                 -           -          224
                                                                      -------      ------      -------
Regulatory capital measure                                           $  4,861    $  4,861   $    5,085
                                                                      =======      ======      =======

Total assets                                         $     91,561
                                                       ==========

Adjusted total assets                                                $ 91,748    $ 91,748
                                                                      =======      ======

Risk-weighted assets                                                                        $   59,168
                                                                                               =======

Capital ratio                                                5.10%       5.30%       5.30%        8.59%
                                                       ==========    ========      ======      =======

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



GENERAL

     Middlesboro Federal was incorporated in 1915 as a Kentucky-chartered association known as Middlesboro Savings and Building. The bank converted to a federal savings and loan association and obtained federal insurance of accounts in 1937, and became a federally chartered mutual savings bank, changing its name to Middlesboro Federal Bank, F.S.B., in 1991. The bank operates through two full service offices in the Southeastern Kentucky communities of Middlesboro and Cumberland.

     The Savings Bank is principally engaged in the business of accepting deposits from the general public and originating loans which are secured by one to four family residential properties located in its market area. The Savings Bank also originates consumer and commercial business loans as well as commercial real estate loans. The Savings Bank also maintains substantial portfolios of mortgage-backed securities and investment securities.

     Middlesboro Federal's results of operations in recent years reflect the Savings Bank's efforts to restructure its balance sheet in response to the fundamental changes that have occurred in the regulatory, economic and competitive environment in which savings institutions operate. Like most savings institutions, Middlesboro Federal's earnings are primarily dependent upon its net interest income, which is determined by (i) the difference (known as interest rate spread) between yields earned on interest-earning assets and rates paid on interest-bearing liabilities, and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities outstanding.

     The Savings Bank and the entire savings institution industry are significantly affected by prevailing economic conditions as well as government policies and regulations concerning, among other things, monetary and fiscal affairs, housing and financial institutions. Deposit flows are influenced by a number of factors including interest rates, competing investments, account maturities and levels of personal income and savings. Lending activities are influenced by, among other things, the demand for and supply of housing, conditions in the construction industry and the availability and cost of funds. Sources of funds for lending activities include deposits, loan payments, proceeds from sales of investments and investment returns.

     During rising interest rate periods, the cost of funds to savings institutions (principally interest on deposits) generally increases faster than the yield on their assets (principally earnings from long-term, fixed-rate mortgages and other loans), producing decreased or negative interest rate spreads. While many savings institutions, including Middlesboro Federal, have reduced their dependence on earnings from long-term, fixed-rate assets, earnings are still likely to be adversely affected by rapidly rising interest rates.

RECENT DEVELOPMENTS

     On December 12, 1996, the Board of Directors of the Savings Bank and the Mutual Holding Company adopted a Plan of Conversion and Agreement and Plan of Reorganization pursuant to which the Bank will become a wholly owned subsidiary of a new stock holding company, Cumberland Mountain Bancshares, Inc. (the "Company"), and the Bank's current stockholders will become stockholders of the Company (the "Conversion and Reorganization"). In connection with the Conversion and Reorganization, the Company will conduct a subscription offering of its common stock, $.01 par value per share (the "Common Stock") with priority subscription rights being granted to certain depositors of the Bank at specified record dates. Net proceeds from this offering are estimated to be between $2.5 million and $3.5 million with provision for an increase to as much as $4.0 million. The Company plans to contribute all but $100,000 of the net proceeds (after deduction of the amount necessary to fund a planned Employee Stock Ownership Plan) to the Bank where they will be available for general corporate purposes, including investment in loans and investment securities.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



ASSET COMPOSITION

     Total assets of the Savings Bank have increased 22.58% from $74,698,000 at June 30, 1996 to $91,561,000 at December 31, 1996. This has resulted largely from the increase in loans of 30.10% to $77,968,000 at December 31, 1996 from $59,931,000 at June 30, 1996. Over the past few years, the size of the Savings Bank's loan portfolio has grown as a result of increased loan demand in the Savings Bank's primary market area and management's attempt to limit credit risk and improve the rate sensitivity of the Savings Bank's interest-earning assets. While the Savings Bank's primary emphasis continues to be the origination of one to four family adjustable rate mortgage loans secured by properties in its primary market area, the Savings Bank has also invested excess funds in investment securities and mortgage-backed securities with adjustable rates or terms to maturity of seven years or less.

     The Bank's asset growth during the six months ended December 31, 1996 was financed almost entirely by an increase in interest-bearing liabilities. Total deposits rose $5,792,000, or 8.40%, from $68,976,000 at June 30, 1996 to
$74,768,000 at December 31, 1996, with the growth attributable to increased
marketing efforts   FHLB advances rose by $10,500,000 from $1,000,000 at June
30, 1996 to $11,500,000 at December 31, 1996. Total stockholders' equity rose by $79,000, or 1.72%, as the $39,000 reduction in retained earnings resulting from the net loss for the period was more than offset by the $118,000, or 38.69%, reduction in net unrealized loss on investment securities designated as available for sale.

RESULTS OF OPERATIONS

     Net Income  The Savings Bank realized net income of $183,000 for the three-
     ----------
month period ended December 31, 1996, an increase of $90,000 or 96.78% as compared to the three-month period ended December 31, 1995. This increase was the result of an improved net interest margin and higher non-interest income resulting primarily from loan fee income from the continued high loan demand the Bank has been experiencing. This increase in non-interest income more the offset the increase in non-interest expenses.

     For the six-month period ended December 31, 1996, Middlesboro Federal had a net loss of $39,000 compared to net income of $169,000 for the six-month period ended December 31, 1995. The net loss resulted primarily from a one time charge of $152,000 to record the funding of a retirement plan for the directors of the Savings Bank and the special assessment on SAIF-assessable deposits to capitalize the Savings Association Insurance Fund created by the Deposit Insurance Funds Act of 1996. The Savings Bank accrued $388,300 for this assessment on September 30, 1996.

     Interest Income  Total interest income for the three-month period ended
     ---------------
December 31, 1996 amounted to $1,716,000, an increase of 21.62% from the Savings Bank's total interest income of $1,411,000 for the three-month period ended December 31, 1995. During the three-month period ended December 31, 1996 as compared to the three-month period ended December 30, 1995, the Savings Bank's interest income on its loan portfolio increased 35.99% from $1,142,000 to $1,553,000; its interest income from its mortgage-backed securities portfolio decreased 41.37% from $191,000 to $112,000; and the Savings Bank's interest income from its investment securities portfolio decreased 34.62% from $78,000 to $51,000.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Total interest income for the six-month period ended December 31, 1996 amounted to $3,222,000, an increase of 17.94% from the Savings Bank's total interest income of $2,644,000 for the six-month period ended December 31, 1995. During the six-month period ended December 31, 1996 as compared to the six-month period ended December 31, 1995, the Savings Bank's interest income on its loan portfolio increased 38.91% from $2,074,000 to $2,881,000. Interest income from mortgage-backed securities decreased 39.95% from $388,000 to $233,000 during this same period. Interest income from investment securities decreased 68.52% from $182,000 to $108,000 for the six-month period ended December 31, 1996 as compared to the six-month period ended December 31, 1995.

     The Savings Bank's changes in interest income for the periods discussed above were due to several factors. The Savings Bank has been decreasing its investment securities and mortgage-backed securities, thereby reducing the Savings Bank's interest income from those investments. Further, Middlesboro Federal's average yield on its mortgage loan portfolio has remained relatively stable. For the year ended June 30, 1996, the average yield was 8.08% compared to 8.15% for the year ended June 30, 1995. The Savings Bank is increasing their overall interest income by originating additional mortgage loans and consumer loans while also decreasing their investment in investment securities and mortgage-backed securities.

     Interest Expense  The Savings Bank's interest expense is the interest paid
     ----------------
on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense has been increased. The high demand for mortgage and consumer lending has also caused the Savings Bank to secure advances from the Federal Home Loan Bank to fund these loans. Such expense increased from $825,000 for the three-month period ended December 31, 1995, to $1,032,000 for the three-month period ended December 31, 1996. Interest expense also increased 19.48% to $1,945,000 from $1,628,000 for the six-month period ended December 31, 1996 as compared to the six-month period ended December 31, 1995 for the above discussed reasons.

     Net Interest Income  During the quarter ended December 31, 1996, net
     -------------------
interest income increased 16.73% to $684,000 from $586,000 for the quarter ended December 31, 1995. For the six-month period ended December 31, 1996, net interest income increased 25.69% to $1,277,000 from $1,016,000 for the six-month period ended December 31, 1995. This increase was due primarily to the continued high loan demand experienced by the Savings Bank which has resulted in overall increase in the loan portfolio.

     Provision for Loan Losses  Provision for loan losses are charged to
     -------------------------
earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by Middlesboro Federal, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

     For the three-month period ended December 31, 1996, the Savings Bank provided $28,000 for loan losses compared to $5,000 during the quarter ended December 31, 1995. For the six-month period ended December 31, 1996, Middlesboro Federal provided $58,000 for loan losses compared to $8,000 for the six-month period ended December 31, 1995. The increase in provision for loan losses for these periods represented management's effort to maintain an adequate reserve against losses given the rapid growth of the overall loan portfolio. At December 31, 1996, the Savings Bank's allowance for loan losses represented 18.69% of total non-performing loans and .29% of quarter-end loans.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Non-Interest Income  Non-interest income for the three-month period ended
     -------------------
December 31, 1996 consisted primarily of loan fees and service charges. Middlesboro Federal's loan fees and service charges fluctuate as loan demand in the market area changes. Middlesboro Federal's loan fees and service charges for the three-month period ended December 31, 1996 were $152,000, an increase of 162.07% from such fees and charges of $58,000 for the three-month period ended December 30, 1995. Such fees primarily reflect the demand for loans in the Savings Bank's market area.

     In addition to the loan fees and service charges, Middlesboro Federal recognized $50,000 in gains on the sale of investment securities for the three-month period ended December 31, 1996. This compared to a $2,000 loss for the three-month period ended December 31, 1995. The gain resulted primarily from the merger of Financial Institutions Insurance Group, Ltd. ("FIIG") in which the Savings Bank held capital stock. Under the terms of the merger, each of the shares of FIIG capital stock outstanding was converted into the right to receive $16.00 per share. This resulted in the recognition of a gain by the Savings Bank of $51,176.

     Non-interest income for the six-month period ended December 31, 1996 increased 180.00% to $336,000 from $120,000 for the six-month period ended December 31, 1995. This increase resulted primarily from the loan fees and service charges recognized from the continued high loan demand during this period as well as the non-recurring items discussed above.

     Non-Interest Expense  For the three-month period ended December 31, 1996,
     --------------------
as compared to the three-month period ended December 31, 1995, total non-interest expense increased $95,000 from $466,000 to $561,000 or 20.39%. For the six-month period ended December 31, 1996, non-interest expense increased 81.18% to $1,578,000 from $871,000 for the six-month period ended December 31, 1995. A further increase in recurring non-interest expense may occur in the future due to the proposed branch expansion of the Savings Bank into a nearby town. This branch is scheduled to open in late February.

     Total salaries and employee benefits were $280,000 for the three-month period ended December 31, 1996, up $47,000 over the three-month period ended December 31, 1995 level of $233,000. The increase in the three-month period ended December 31, 1996, primarily reflects higher salary levels due to the increased number of personnel and higher bonuses related to loan production levels for the year. Total salaries and employee benefits were $649,000 for the six-month period ended December 31, 1996, up $196,000 over the six-month period ended December 31, 1995 level of $453,000. The increase in the six-month period ended December 31, 1996, primarily reflects a one time charge of $152,000 to record the funding of a retirement plan for the directors of the Savings Bank and higher staffing levels as described above.

     Occupancy and equipment expense was $38,000 for the three-month period ended December 31, 1996, up $8,000 from the three-month period ended December 31, 1995. This represented a 26.67% increase. For the six-month period ended December 31, 1996, occupancy and equipment expense was up $16,000 to $73,000 from $57,000 for the six-month period ended December 31, 1995. The increases were primarily due to increased repairs and maintenance costs.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Other expenses of $198,000 were up $27,000, or 15.79%, over the three-month period ended December 31, 1995 amount of $171,000. The increase was primarily due to legal fees associated with the attempted acquisition of another local institution and increased operating expenses related to the high growth rate of the Savings Bank. For the six-month period ended December 31, 1996, other expenses increased $459,000 or 150.00% to $765,000 from $306,000 for the six-month period ended December 31, 1995. This increase was primarily attributable to the one time special assessment to capitalize the Savings Association Insurance Fund of $388,300.

     Income Taxes  Income tax expense for the three-month period ended December
     ------------
31, 1996 and 1995 was $113,000 and $78,000, respectively. For the six-month period ended December 31, 1996 and 1995, income tax expense was $16,000 and $88,000, respectively. The changes in income tax expense are a result of changes in net taxable income during the periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Savings Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 5% of deposits and short-term borrowings. Middlesboro Federal's liquidity ratio for the month ended December 31, 1996 was 7.28% and its liquidity ratio was 30.88% at December 31, 1995.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $74,768,000 and $68,976,000 at December 31, 1996 and June 30, 1996, respectively.

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $578,000 at December 31, 1996 and $874,000 at June 30, 1996. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At December 31, 1996, Middlesboro Federal had $1,513,000 in commitments to originate loans. At December 31, 1996, the Savings Bank had $44,602,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

     The Savings Bank expects to open a new branch office in late February in a local grocery store in the nearby town of Pineville. Capital expenditures for this new branch office are not expected to materially increase the non-earning assets of the Savings Bank. Management expects to raise additional funds through deposit products to help fund the loan demand Middlesboro Federal is currently experiencing due to the recent acquisition of the only Savings Bank located in this community.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Middlesboro Federal is not aware of any trends or uncertainties that will have or are reasonably expected to have a material effect on the Savings Bank's liquidity or capital resources. The Savings Bank has no current plans for material capital improvements or other capital expenditures that would require more funds than are currently on hand.

IMPACT OF FIRREA AND OTHER RECENT BANKING LEGISLATION

     In August 1989, FIRREA became law, imposing new operating requirements and restrictions on savings institutions such as Middlesboro Federal. FIRREA significantly increased federal deposit insurance premiums for savings institutions. Like other savings institutions, Middlesboro Federal has experienced a substantial increase in insurance premiums paid to the FDIC since the passage of FIRREA. Under FIRREA, savings institutions must meet three capital standards: (i) a tangible capital requirement equal to 1.5% of tangible assets; (ii) a core capital requirement equal to 3% of tangible assets; and
(iii) a risk-based capital requirement equal to 8% of risk-weighted assets. As of December 31, 1996, Middlesboro Federal exceeded its current tangible capital requirement of $1,376,000 by $3,485,000, its current core capital requirement of $2,752,000 by $2,109,000, and its risk-based capital requirement of $4,733,000 by $352,000.

     Under the Qualified Thrift Lender test, savings institutions must maintain at least 65% of their portfolio assets in Qualified Thrift Investments on a monthly basis in nine of every twelve months. At December 31, 1996, the Savings Bank had 79.70% of its assets in Qualified Thrift Investments. It is expected that the Savings Bank will continue to qualify as a Qualified Thrift Lender in the future, although there can be no assurance that it will do so. Under FIRREA, a savings associations' lending limit regarding loans to one borrower is based on its level of unimpaired capital and surplus, subject to a minimum limit of $500,000.

IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most companies, the assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Savings Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

                        MIDDLESBORO FEDERAL BANK, F.S.B.
                             Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



NEW ACCOUNTING PRONOUNCEMENTS

     Disclosures About Fair Value of Financial Instruments  In December 1991,
     -----------------------------------------------------
the FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No.
107) "Disclosure About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN

     During May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114, as amended by SFAS No. 118, occurred on June 30, 1996, and is did not have a material impact on the financial statements.

                         PART II.     OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
                             --------------------

          (a)  Exhibit
               -------

               27   Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.  During the quarter ended December 31,
               --------------------
1996, the registrant did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 24, 1997          CUMBERLAND MOUNTAIN BANCSHARES, INC.


                              By: /s/ John D. Howard
                                  --------------------------------
                                  John D. Howard
                                  Chief Financial Officer