Form 10QSB
period 1997-03-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1997-05-15
CIK 1029093

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1997
                                                       --------------


      [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ACT
                        From the transition period from__________to___________


                        Commission File Number 0-22287
                                               -------


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

                                 (606) 248-4584
                               (Telephone number)

Check mark whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1997, there were 679,700 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]     No [X]

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                         FORM 10-QSB - March 31, 1997

                                     INDEX

                                                                                       Page
                                                                                       ----
Part I - Financial Information
         ---------------------
      Item 1.        Financial Statements
           Statement of Financial Condition
             March 31, 1997 and June 30, 1996                                            2
           Statements of Income
             Three and Nine Months Ended March 31, 1997 and 1996                         3
           Statements of Stockholders' Equity
             Nine Months Ended March 31, 1997                                            4
           Statements of Cash Flows
             Nine Months Ended March 31, 1997 and 1996                                 5-6
           Notes to the Financial Statements                                           7-8

      Item 2.        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                        9-13

Part II - Other Information                                                             14
          -----------------

Signatures                                                                              15

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                      STATEMENTS OF FINANCIAL CONDITION
                            (Amounts in thousands)
                        March 31, 1997 and June 30, 1996

                                    ASSETS
                                    ------

                                                                                     March 31,        June 30,
                                                                                       1997             1996
                                                                                   ------------     ------------
Cash and cash equivalents                                                           $     4,854     $        874
Investment securities, held-to-maturity                                                      25              639
Investment securities available-for-sale, at market value                                 4,150            3,680
Mortgage-backed securities available-for-sale, at market value                            6,555            7,779
Loans, net of allowance for loan losses of $256,000 at March 31, 1997 and
 $180,000 at June 30, 1996                                                                83,239          59,931
Accrued interest receivable                                                                  570             312
Repossessed real estate                                                                      306               -
Federal Home Loan Bank (FHLB) stock, at cost                                                 712             436
Premises and equipment, net                                                                1,741             895
Prepaid expenses and other assets                                                            469             152
                                                                                    ------------    ------------

                                 TOTAL ASSETS                                       $    102,621    $     74,698
                                                                                    ============    ============
                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------
Deposits                                                                            $     80,056    $     68,976
Escrows                                                                                       44             -
Advances from FHLB                                                                        12,500           1,000
Accrued interest payable                                                                     609             107
Other liabilities                                                                            624              20
                                                                                    ------------    ------------

           Total liabilities                                                              93,833          70,103
                                                                                    ------------    ------------
Common stock, $0.01 per value, 8,000,000 shares authorized, 679,700
 shares issued and outstanding                                                                 7             510
Additional paid-in capital                                                                 5,432           1,023
Retained earnings                                                                          3,844           3,367
Unearned ESOP shares                                                                        (272)            -
Net unrealized loss on investment securities available-for-sale, net of deferred
 tax                                                                                        (223)          (305)
                                                                                    ------------    ------------
           Total stockholders' equity                                                      8,788           4,595
                                                                                    ------------    ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    102,621    $     74,698
                                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                            Middlesboro, Kentucky

                             STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)

                                                                        Three Months                       Nine Months
                                                                      Ended March 31,                    Ended March 31,
                                                                   --------------------               --------------------
                                                                   1997            1996                 1997         1996
                                                                   ----            ----                 ----         ----
INTEREST INCOME
    Investment securities                                      $     62        $    131             $    170      $   313
    Mortgage-backed securities                                      102             133                  335          521
    Mortgage loans                                                1,289             868                3,605        2,480
    Commercial and consumer loans                                   388             212                  953          674
                                                                -------         -------              -------      -------
         Total interest income                                    1,841           1,344                5,063        3,988

INTEREST EXPENSE
    Deposits                                                        945             836                2,707        2,458
    FHLB advances                                                   182              -                   365            6
                                                                -------         -------              -------      -------
                                                                  1,127             836                3,072        2,464
                                                                -------         -------              -------      -------
NET INTEREST INCOME                                                 714             508                1,991        1,524

PROVISION FOR LOAN LOSSES                                            66               5                  124           13
                                                                -------         -------              -------      -------

NET INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                    648             503                1,867        1,511
                                                                -------         -------              -------      -------

NON-INTEREST INCOME
    Loan fees and service charges                                   172              62                  459          184
    Gains (losses) on sales of investment securities                 -               -                    50          (2)
    Gains (losses) on sales of repossessed assets                    -               -                   (1)           -
                                                                -------         -------              -------      -------
         Total non-interest income                                  172              62                  508          182
                                                                -------         -------              -------      -------
NET INTEREST AND NON-INTEREST INCOME                                820             565                2,375        1,693
                                                                -------         -------              -------      -------

NON-INTEREST EXPENSE
    Salaries and employee benefits                                  271             225                  920          678
    Occupancy and equipment expense                                  48              31                  121           88
    Marketing and other professional services                        51              21                  142           76
    Other                                                           157             142                  922          448
                                                                -------         -------              -------      -------
         Total non-interest expense                                 527             419                2,105        1,290
                                                                -------         -------              -------      -------
INCOME BEFORE INCOME TAX EXPENSE                                    293             146                  270          403

INCOME TAX EXPENSE                                                  114              52                  130          140
                                                                -------         -------              -------      -------
NET INCOME                                                     $    179        $     94             $    140      $   263
                                                                =======         =======              =======      =======
PER SHARE OF COMMON STOCK:
    Earnings                                                   $  0.351        $  0.184             $  0.275      $ 0.516
                                                                =======         =======              =======      =======
    Dividends                                                  $  0.000        $  0.000             $  0.000      $ 0.000
                                                                =======         =======              =======      =======

The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky



                      STATEMENTS OF STOCKHOLDERS' EQUITY
                            (Amounts in thousands)


                                                                                  Additional
                                                           Common                  Paid In                 Retained
                                                           Stock                   Capital                 Earnings
                                                          --------               ------------             ----------
Balance at June 30, 1996                                   $  510                 $    1,023               $  3,367

Net income for the nine month period ended
 March 31, 1997                                                 -                          -                    140

Common stock issued                                             7                      4,409                      -

Common stock exchanged                                       (510)                         -                      -

ESOP shares purchased                                           -                          -                      -

Consolidation of service corporation pursuant
 to the plan of reorganization                                  -                          -                    337

Decrease in unrealized loss on investment
 securities available-for-sale for the period
 ended March 31, 1997, net of deferred tax                      -                          -                      -
                                                           -------                -----------              ---------

Balance at March 31, 1997                                 $     7                $     5,432              $   3,844
                                                           =======                ===========              =========

                                                           Unrealized
                                                            Loss on
                                                           Investment
                                                           Securities             Unearned
                                                           Available-               ESOP
                                                            for-Sale               Shares                  Total
                                                          ------------           -----------             ----------
Balance at June 30, 1996                                   $     (305)            $       -               $  4,595

Net income for the nine month period ended
 March 31, 1997                                                     -                     -                    140

Common stock issued                                                 -                     -                  4,416

Common stock exchanged                                              -                     -                   (510)

ESOP shares purchased                                               -                  (272)                  (272)

Consolidation of service corporation pursuant
 to the plan of reorganization                                      -                     -                    337

Decrease in unrealized loss on investment
 securities available-for-sale for the period
 ended March 31, 1997, net of deferred tax                         82                     -                     82
                                                          ------------           -----------             ----------

Balance at March 31, 1997                                $       (223)          $      (272)            $    8,788
                                                          ============           ===========             ==========


The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                           STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                          Nine Months Ended March 31,


                                                                                      1997             1996
                                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                      $        140     $        263
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities
      Depreciation                                                                          60               51
      Amortization and accretion                                                             9                6
      FHLB stock dividend                                                                  (30)             (22)
      Provision for loan losses                                                            124               12
      (Gains) losses on sales of investment securities                                     (52)               2
      (Gains) losses on sales of other real estate                                          (2)              -
      Changes in assets and liabilities:
        Accrued interest receivable                                                       (258)             (42)
        Prepaid expenses and other assets                                                 (621)             (72)
        Accrued interest payable                                                           502              423
        Other liabilities                                                                  604               (5)
                                                                                  ------------     ------------
          Net cash provided by (used in) operating activities                              476              616
                                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                                                 (246)              -
  Purchases of investment securities available-for-sale                                   (498)              -
  Proceeds on maturities of investment securities                                          245              905
  Principal collected on mortgage-backed securities                                        531            1,038
  Proceeds on sales of mortgage-backed securities available-for-sale                       855            5,685
  Purchase of mortgage-backed securities available-for-sale                                 -            (3,468)
  Net (increase) decrease in purchased loans                                             4,638              763
  Net (increase) decrease in loans exclusive of loans purchased                        (27,826)          (9,543)
  Purchase of premises and equipment                                                      (846)            (245)
                                                                                  ------------     ------------
          Net cash provided by (used in) investing activities                          (23,147)          (4,865)
                                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                              11,080            4,966
  Net increase in advances from FHLB                                                    11,500               -
  Proceeds from the issuance of common stock                                             4,125               -
  Contribution of cash and investment in subsidiary                                        337               -
  Stock issuance and conversion costs                                                     (391)              -
                                                                                  ------------     ------------
          Net cash provided by (used in) financing activities                           26,651            4,966
                                                                                  ------------     ------------


The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                            STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                          Nine Months Ended March 31,


                                                                          1997                   1996
                                                                       --------               --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,980                    717

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             874                  1,796
                                                                       --------               --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  4,854               $  2,513
                                                                       ========               ========
SUPPLEMENTAL DISCLOSURES
   Cash paid for:
          Interest                                                    $    540               $  1,767
                                                                       ========               ========
          Income taxes                                                $     63               $    121
                                                                       ========               ========
   Loans transferred to other real estate during the period           $    306               $      -
                                                                       ========               ========
   Total increase (decrease) in unrealized gain (loss) on
    securities available for sale                                     $    (82)              $    123
                                                                       ========               ========


The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                                March 31, 1997
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

        The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three and nine months ended March 31, 1997 and 1996.

        Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

        Prior to March 31, 1997, the Cumberland Mountain Bancshares, Inc. (the "Company") did not have any material assets or liabilities and did not engage in any material business operations. On March 31, 1997, the Company acquired all of the outstanding stock of Middlesboro Federal Bank, Federal Savings Bank (the "Bank") pursuant to the Plan of Conversion of Cumberland Mountain Bancshares, M.H.C., the Bank's former mutual holding company, and the Agreement and Plan of Reorganization between the Company and the Bank. In connection with the Conversion and Reorganization, the Company sold 439,731 shares of Common Stock in an initial public offering and issued 1.333 shares of Common Stock in exchange for each share of the Bank's common stock then outstanding. The Company's financial statements for the periods prior to March 31, 1997 consist of the financial statements of the Bank.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

        Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                                   March 31,
                                                                     1997
                                                                   ---------
               Balance, beginning of year                          $     180
               Provision for loan losses                                 124
               Charge-offs, net of recoveries                            (48)
                                                                   ---------
               Balance, March 31, 1997                             $     256
                                                                   =========

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                       NOTES TO THE FINANCIAL STATEMENTS
                                March 31, 1997
                                  (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS
         ----------------

        Nonaccrual loans is as follows (amounts in thousands):

                                                                            March 31,              June 30,
                                                                               1997                  1996
                                                                          -------------          -------------
              Permanent Mortgage Loans, Secured by:
                1-4 Dwelling Units                                        $        497           $        176
                5 or More Dwelling Units                                             -                      -
                Nonresidential Property (Except Land)                              591                    173
                Land                                                                 -                      -
                                                                           ------------           ------------
                                                                          $      1,088           $        349
                                                                           ============           ============

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



FINANCIAL CONDITION

           Total assets of the Savings Bank have increased 37.39% from $74,698,000 at June 30, 1996 to $102,621,000 at March 31, 1997. This has
resulted largely from the increase in loans of 38.90% to $83,239,000 at March 31, 1997 from $59,931,000 at June 30, 1996. Cash and cash equivalents also increased $3,980,000 from $874,000 at June 30, 1996 to $4,854,000 at March 31,
1997. This increase resulted primarily from the proceeds received from the issuance of common stock as part of the second step conversion of the Savings Bank's mutual holding company. It is anticipated that these funds will be used to repay borrowings incurred by the Savings Bank and to provide additional funding support for the lending demand experienced by the Savings Bank. Over the past few years, the size of the Savings Bank's loan portfolio has grown as a result of increased loan demand in the Savings Bank's primary market area. Management has attempted to grow the loan portfolio while at the same time limiting the credit risk and improving the rate sensitivity of the Savings Bank's interest-earning assets. While the Savings Bank's primary emphasis continues to be the origination of one to four family adjustable rate mortgage loans secured by properties in its primary market area, the Savings Bank has also invested excess funds in investment securities and mortgage-backed securities with adjustable rates or terms to maturity of seven years or less.

           The Bank's asset growth during the nine months ended March 31, 1997 was financed almost entirely by an increase in interest-bearing liabilities. Total deposits rose $11,080,000, or 16.06%, from $68,976,000 at June 30, 1996 to
$80,056,000 at March 31, 1997, with the growth attributable to increased marketing efforts. FHLB advances rose by $11,500,000 from $1,000,000 at June 30, 1996 to $12,500,000 at March 31, 1997. Total stockholders' equity rose by $4,193,000, or 91.26%, principally due to the Company's sale of its common stock in connection with its acquisition of the Savings Bank as part of the second step conversion of the Savings Bank's mutual holding company.

RESULTS OF OPERATIONS

           Net Income The Savings Bank realized net income of $179,000 for the
           ----------
three-month period ended March 31, 1997, an increase of $85,000 or 90.43% as compared to the three-month period ended March 31, 1996. This increase was the result of an improved net interest margin and higher non-interest income resulting primarily from loan fee income from the continued high loan demand the Bank has been experiencing. This increase in net interest income and non-interest income more the offset the increase in non-interest expenses.

           For the nine-month period ended March 31, 1997, Middlesboro Federal had net income of $140,000 compared to net income of $263,000 for the nine-month period ended March 31, 1996. The decline in net income resulted primarily from a one time charge of $152,000 to record the funding of a retirement plan for the directors of the Savings Bank and the special assessment on SAIF-assessable deposits to capitalize the Savings Association Insurance Fund mandated by the Deposit Insurance Funds Act of 1996. The Savings Bank accrued $388,300 for this assessment on September 30, 1996.

           Interest Income Total interest income for the three-month period
           ---------------
ended March 31, 1997 amounted to $1,841,000, an increase of 36.98% from the Savings Bank's total interest income of $1,344,000 for the nine-month period ended March 31, 1996. During the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996, the Savings Bank's interest income on its loan portfolio increased 55.28% from $1,080,000 to $1,677,000; its interest income from its mortgage-backed securities portfolio decreased 23.31% from $133,000 to $102,000; and the Savings Bank's interest income from its investment securities portfolio decreased 52.68% from $131,000 to $62,000.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

           Total interest income for the nine-month period ended March 31, 1997 amounted to $5,063,000, an increase of 26.96% from the Savings Bank's total interest income of $3,988,000 for the nine-month period ended March 31, 1996. During the nine-month period ended March 31, 1997 as compared to the nine-month period ended March 31, 1996, the Savings Bank's interest income on its loan portfolio increased 44.52% from $3,154,000 to $4,558,000. Interest income from mortgage-backed securities decreased 35.70% from $521,000 to $335,000 during this same period. Interest income from investment securities decreased 45.69% from $313,000 to $170,000 for the nine-month period ended March 31, 1997 as compared to the nine-month period ended March 31, 1996.

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

           Interest Expense The Savings Bank's interest expense is the interest
           ----------------
paid on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense has been increased. The high demand for mortgage and consumer lending has also caused the Savings Bank to secure advances from the Federal Home Loan Bank to fund these loans. Such expense increased from $836,000 for the three-month period ended March 31, 1996, to $1,127,000 for the three-month period ended March 31, 1997. Interest expense also increased 24.68% to $3,072,000 from $2,464,000 for the nine-month period ended March 31, 1997 as compared to the nine-month period ended March 31, 1996 for the above discussed reasons.

           Net Interest Income During the quarter ended March 31, 1997, net
           -------------------
interest income increased 40.56% to $714,000 from $508,000 for the quarter ended March 31, 1996. For the nine-month period ended March 31, 1997, net interest income increased 30.65% to $1,991,000 from $1,524,000 for the nine-month period ended March 31, 1996. This increase was due primarily to the continued high loan demand experienced by the Savings Bank which has resulted in overall increase in the loan portfolio.

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

           For the three-month period ended March 31, 1997, the Savings Bank provided $66,000 for loan losses compared to $5,000 during the quarter ended March 31, 1996. For the nine-month period ended March 31, 1997, Middlesboro Federal provided $124,000 for loan losses compared to $13,000 for the nine-month period ended March 31, 1996. The increase in provision for loan losses for these periods represented management's effort to maintain an adequate reserve against losses given the rapid growth of the overall loan portfolio. At March 31, 1997, the Savings Bank's allowance for loan losses represented 22.32% of total non-performing loans and .31% of quarter-end loans.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

           Non-Interest Income Non-interest income for the three-month period
           -------------------
ended March 31, 1996 consisted primarily of loan fees and service charges. Middlesboro Federal's loan fees and service charges fluctuate as loan demand in the market area changes. Middlesboro Federal's loan fees and service charges for the three-month period ended March 31, 1997 were $172,000, an increase of 177.42% from such fees and charges of $62,000 for the three-month period ended March 31, 1996. Such fees primarily reflect the demand for loans in the Savings Bank's market area.

           Non-interest income for the nine-month period ended March 31, 1997 increased 179.12% to $508,000 from $182,000 for the nine-month period ended March 31, 1996. This increase resulted primarily from the loan fees and service charges recognized from the continued high loan demand during this period as well as a gain resulting from the merger of Financial Institutions Insurance Group, Ltd. in which the Savings Bank held capital stock.

           Non-Interest Expense For the three-month period ended March 31, 1997,
           --------------------
as compared to the three-month period ended March 31, 1996, total non-interest expense increased $108,000 from $419,000 to $527,000 or 25.78%. For the nine-month period ended March 31, 1997, non-interest expense increased 63.18% to $2,105,000 from $1,290,000 for the nine-month period ended March 31, 1996.

           Total salaries and employee benefits were $271,000 for the three-month period ended March 31, 1997, up $46,000 over the three-month period ended March 31, 1996 level of $225,000. The increase in the three-month period ended March 31, 1997, primarily reflects higher salary levels due to the increased number of personnel. Total salaries and employee benefits were $920,000 for the nine-month period ended March 31, 1997, up $242,000 over the nine-month period ended March 31, 1996 level of $678,000. The increase in salaries and employee benefits expense over the nine-month period ended March 31, 1997, primarily reflects a one time charge of $152,000 to record the funding of a retirement plan for the directors of the Savings Bank and higher staffing levels as described above.

           Occupancy and equipment expense was $48,000 for the three-month period ended March 31, 1997, up $17,000 from the three-month period ended March 31, 1996. This represented a 54.84% increase. For the nine-month period ended March 31, 1997, occupancy and equipment expense was up $33,000 to $121,000 from $88,000 for the nine-month period ended March 31, 1996. The increases were primarily due to increased repairs and maintenance costs.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

           Other expenses of $157,000 were up $15,000, or 10.57%, over the three-month period ended March 31, 1996 amount of $142,000. The increase was primarily due to increased operating expenses related to the high growth rate of the Savings Bank. For the nine-month period ended March 31, 1997, other expenses increased $474,000 or 105.81% to $922,000 from $448,000 for the nine-month period ended March 31, 1996. This increase was primarily attributable to the one time special assessment to capitalize the Savings Association Insurance Fund of $388,300.

           Income Taxes Income tax expense for the three-month period ended
           ------------
March 31, 1997 and 1996 was $114,000 and $52,000, respectively. For the nine-month period ended March 31, 1997 and 1996, income tax expense was $130,000 and $140,000, respectively. The changes in income tax expense are a result of changes in net taxable income during the periods.

LIQUIDITY AND CAPITAL RESOURCES

           The Company currently has no business other than that of the Savings Bank and does not currently have any material funding commitments. The Company's principal sources of liquidity are cash on hand, payments received on its loan to the Company's Employee Stock Ownership Plan and dividends received from the Savings Bank. The Savings Bank is subject to various regulatory restrictions on the payment of dividends.

           The Savings Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 5% of deposits and short-term borrowings. Middlesboro Federal's liquidity ratio for the month ended March 31, 1997 was 12.03% and its liquidity ratio was 24.29% at March 31, 1996.

           The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $80,056,000 and $68,976,000 at March 31, 1997 and June 30, 1996, respectively.

           The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $4,854,000 at March 31, 1997 and $874,000 at June 30, 1996. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

           At March 31, 1997, Middlesboro Federal had $1,835,000 in commitments to originate loans. At March 31, 1997, the Savings Bank had $51,306,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

           The Savings Bank opened a new branch office in late February in a local grocery store in the nearby town of Pineville. Capital expenditures for this new branch office did not materially increase the non-earning assets of the Savings Bank. Management expects to raise additional funds through deposit products to help fund the loan demand Middlesboro Federal is currently experiencing due to the recent acquisition of the only Savings Bank located in this community.

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

NEW ACCOUNTING PRONOUNCEMENTS

           Disclosures About Fair Value of Financial Instruments In December
           -----------------------------------------------------
1991, the FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosure About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

           Accounting By Creditors For Impairment of a Loan During May 1993, the
           ------------------------------------------------
FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114, as amended by SFAS No. 118, occurred on June 30, 1996, and is did not have a material impact on the financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)   Exhibit 27 - Financial Data Schedule

           (b)   Reports on Form 8-K. During the quarter ended March 31, 1997,
                 -------------------
the registrant did not file any reports on Form 8-K.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Cumberland Mountain Bancshares, Inc.



                          By:/s/ James J. Shoffner
                             -------------------------------
                              James J. Shoffner
                              President