Form 10KSB
period 1997-06-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1997-09-29
CIK 1029093

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934   [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended June 30, 1997
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

For the transition period from                to
                               --------------    ---------------

                          Commission File No. 0-22287

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
        ---------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                      TENNESSEE                               31-1499488
---------------------------------------------             ------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                          Identification No.)

1431 CUMBERLAND AVENUE, MIDDLESBORO, KENTUCKY                    40965
---------------------------------------------                --------------
  (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code        (606) 248-4584
                                                      --------------

          Securities registered under Section 12(b) of the Act:  NONE
                                                                 ----

             Securities registered under Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                    ---------------------------------------
                                (Title of Class)

          Check whether the issuer: (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and
(2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    ------   ------

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenues for its most recent fiscal year: $8.0 million.

          The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($16.25 per share), was approximately $6,964,051 as of September 18, 1997. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

          As of September 18, 1997, there were issued and outstanding 678,800 shares of the registrant's common stock.

          Transitional Small Business Disclosure Format (check one):
                  YES        NO     X
                      ------      -----

                      DOCUMENTS INCORPORATED BY REFERENCE

           1. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders (Part III)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

          CUMBERLAND MOUNTAIN BANCSHARES, INC. Cumberland Mountain Bancshares, Inc. (the "Company") is the holding company for Middlesboro Federal Bank, Federal Savings Bank ("Middlesboro Federal" or the "Bank").
The Company was organized on December 13, 1996 at the direction of the Board of Directors of the Bank for the purpose of holding all of the capital stock of the Bank. On March 31, 1997, the Company completed its initial public offering. A total of 439,731 shares were sold in a subscription offering in connection with the conversion of Cumberland Mountain Bancshares, M.H.C. (the "Mutual Holding Company") from mutual to stock form and the reorganization of the Bank as a subsidiary of the Company (collectively, the "Conversion and Reorganization"). An additional 239,069 shares were issued to the public stockholders of the Bank in exchange for their shares of the common stock of the Bank. Shares of the common stock of the Bank that had been held by the Mutual Holding Company were cancelled. The Company has no significant assets other than all of the outstanding shares of the Bank, and the portion of the net proceeds from the offering retained by the Company, and the Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank.

          The Company is a unitary savings and loan holding company which, under existing laws, would generally not be restricted as to the type of business activities in which it may engage, provided that continues to be a qualified thrift lender ("QTL"). See "Regulation -- Regulation of the Company" for a description of certain regulations applicable to the Company.

          The Company's principal executive office is located at the home office of the Bank at 1431 Cumberland Avenue, Middlesboro, Kentucky 40965, and its telephone number is (606) 248-4584.

          MIDDLESBORO FEDERAL BANK, FEDERAL SAVINGS BANK. Middlesboro Federal is a federally chartered stock savings bank that was organized in 1994 as a subsidiary of the Mutual Holding Company. Prior to that date, the Bank had operated since 1915 in Middlesboro, Kentucky and since 1976 in Cumberland, Kentucky.

          Middlesboro Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located in the counties where its offices are located. Such loans amounted to $54.6 million or 52.59% of Middlesboro Federal's total loan portfolio (before net items). At June 30, 1997, Middlesboro Federal held $17.4 million in commercial real estate loans at that date, representing 16.76% of total loans (before net items). The other significant areas of lending activity by Middlesboro Federal are multi-family real estate loans, construction loans, commercial business loans and consumer loans which, as of June 30, 1997, represented $1.4 million or 1.39%, $9.0 million or 8.67%, $8.3 million or 8.00% and $13.1 million or 12.59%, respectively, of Middlesboro Federal's total loan portfolio. Middlesboro Federal also makes substantial investments in United States Treasury and federal government obligations and mortgage-backed securities which are insured by federal agencies. As of June 30, 1997, the carrying value of U.S. Treasury and government agency securities was $4.2 million and the carrying value of its mortgage-backed securities portfolio, was $6.4 million.

          Middlesboro Federal is subject to regulation by the OTS, as its primary federal regulator and by the Federal Deposit Insurance Corporation ("FDIC"), which, through the Savings Association Insurance Fund ("SAIF") administered by it, insures Middlesboro Federal's deposits up to applicable limits. Middlesboro Federal is a member of the Federal Home Loan Bank ("FHLB") of Cincinnati, which is one of the 12 banks which comprise the FHLB System.

          Middlesboro Federal's principal executive offices are located 1431 Cumberland Avenue, Middlesboro, Kentucky, 40965, and its telephone number is
(606) 248-4584.

MARKET AREA

          The Bank considers its primary market area for its lending and deposit services to be Bell and Harlan Counties in southeastern Kentucky where its branches are located and the nearby counties of Clairborne, Knox and Union in upper east Tennessee and western Lee County in Virginia. The Bank's immediate market areas of Bell and Harlan Counties in Kentucky and Clairborne County in Tennessee are predominately rural and lightly populated. Bell and Harlan Counties were severely impacted by the decline of the coal-mining industry in the 1980s which was formerly the area's largest employer. According to 1990 Census figures, 35.9% and 32.3% of the households in Bell and Harlan Counties, respectively, were below the federal poverty line. Between 1980 and 1990, the population of Bell County declined by 8.2% and the population of Harlan County declined by 12.7%. The median household income in Bell County was estimated to be $14,819 in 1996 ranking the county 110th in Kentucky in terms of household income. Harlan County, with a median household income of $16,137, was ranked 102nd. The 1994 unemployment rate for Bell County was 7.9%. In terms of employment, the largest industry in Bell County is currently health services. The largest single employer in Bell County is a pork-processing plant. Coal mining remains the largest employer in Harlan County. Knox and Union Counties in Tennessee have more diversified economies and higher income levels than the Bank's immediate market area, reflecting those counties' proximity to Knoxville, the nearest population center.

LENDING ACTIVITIES

          GENERAL. The Bank's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market area. At June 30, 1997, one- to four-family mortgage loans comprised $59.9 million, or 57.7%, of the Bank's gross loan portfolio. To a lesser extent, the Bank originates construction loans, multi-family residential and commercial real estate loans and has purchased whole loans and loan participations to supplement its originations. The Bank also originates secured and unsecured commercial and consumer loans.

          During recent years, the Bank has expanded the loan portfolio by emphasizing originations in its primary market areas of Bell and Harlan Counties, Kentucky and Claiborne, Knox and Union counties in Tennessee. Management has also sought to diversify the loan portfolio through increased origination of commercial mortgages and commercial loans. A significant portion of the Bank's loan growth in recent years has involved loans secured by properties in Knox County, Tennessee. Middlesboro Federal estimates that at June 30, 1997 its portfolio included approximately $44.1 million in loans
secured by properties in Knox County.   Reflecting its prior strategy of
supplementing local originations with loan purchases from other parts of Kentucky, the Bank's loan portfolio at June 30, 1997 also included approximately $3.7 million in purchased mortgages secured by properties in Central Kentucky in the Lexington area.

          Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                             AT JUNE 30,
                                --------------------------------------
                                        1997                 1996
                                --------------------   ---------------
                                  AMOUNT        %     AMOUNT      %
                                -----------  -------  -------  -------
                                         (DOLLARS IN THOUSANDS)
Mortgage Loans:
 One- to four-family..........     $ 54,590   52.59%  $38,937   62.14%
 Multi-family.................        1,441    1.39     1,877    3.00
 Commercial...................       17,402   16.76     9,307   14.85
Construction:
 One- to four-family..........        8,998    8.67     2,964    4.73
 Multi-family and commercial..           --      --       146    0.23
Commercial....................        8,311    8.00     3,432    5.48
Consumer loans:
 Savings account..............        1,975    1.90     1,746    2.79
 Automobile...................        3,992    3.85     2,165    3.46
 Credit card..................          580     .56       448    0.72
 Other........................        6,514    6.28     1,634    2.60
                                   --------  ------   -------  ------
   Total loans................      103,803  100.00%   62,656  100.00%
                                             ======            ======

Less:
 Loans in process.............       (3,748)           (1,949)
 Discounts....................         (126)             (596)
 Allowance for loan losses....         (306)             (180)
                                   --------           -------
  Total.......................     $ 99,623           $59,931
                                   ========           =======

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                   DUE AFTER
                                  DUE DURING       1 THROUGH      DUE AFTER
                                THE YEAR ENDING  5 YEARS AFTER  5 YEARS AFTER
                                    JUNE 30,        JUNE 30,       JUNE 30,
                                      1998            1997           1997        TOTAL
                                ---------------  -------------  -------------  --------
                                                         (IN THOUSANDS)

Real estate mortgage loans:
 One- to four-family..........          $ 1,967        $ 7,077        $45,546  $ 54,590
 Multi-family.................               52             89          1,300     1,441
 Commercial...................              627          1,072         15,703    17,402
Construction:
 One- to four-family..........              190            326          8,482     8,998
 Multi-family and commercial..               --             --             --        --
Commercial....................            3,116          3,002          2,193     8,311
Consumer loans:
 Savings account..............            1,975             --             --     1,975
 Automobile...................            1,555          2,195            242     3,992
 Credit card..................              580             --             --       580
 Other........................            2,538          3,582            394     6,514
                                        -------        -------        -------  --------
  Total.......................          $12,600        $17,343        $73,860  $103,803
                                        =======        =======        =======  ========


          The next table sets forth at June 30, 1997 the dollar amount of all loans due one year or more after June 30, 1997 which have predetermined interest rates and have floating or adjustable interest rates.

                                  PREDETERMINED    FLOATING OR
                                      RATE       ADJUSTABLE RATES
                                  -------------  ----------------
                                            (IN THOUSANDS)
Real estate mortgage loans:
   One- to four-family..........        $13,802           $40,079
   Multi-family.................            266             1,058
   Commercial...................          3,215            12,776
Construction:
   One- to four-family..........          1,690             6,709
   Multi-family and commercial..             --                --
Commercial......................          5,195                --
Consumer loans:
   Savings account..............             --                --
   Automobiles..................          2,437                --
   Credit card..................             --                --
   Other........................             --             3,976
                                        -------           -------
     Total......................        $26,605           $64,598
                                        =======           =======

          Scheduled contractual principal repayments of loans do not necessarily reflect the actual life of such assets. The average life of long-term loans is substantially less than their contractual terms due to prepayments. In addition, due-on-sale clauses in mortgage loans generally give the Bank the right to declare a conventional loan due and payable in the event, among other things, that a borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and tends to decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

          ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 1997, $54.6 million, or 52.59%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties, of which $42.0 million or 77.02% carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $85,000.

          The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate mortgage loans are originated for terms of up to 15 or 20 years. ARMs are originated for terms of up to 30 years. The Bank's one and three-year ARMs have interest rates that adjust every one and three years, respectively, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively, adjusted to a constant maturity. The current margin is three percentage points. All loans originated by the Bank are retained in the Bank's loan portfolio. At June 30, 1997, 57.59% of the Bank's loans had remaining terms to maturity of 15 years or less.

          The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to a maximum of 89% of the lesser of the appraised value of the underlying property or its purchase price. For loans where the loan-to-value ratio exceeds 80%, the Bank charges an additional amount equal to the incremental cost of private mortgage insurance. Such additional amounts are added to the Bank's loan loss reserve. Originated loans in the Bank's portfolio include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank's consent.

          The retention of ARMs in portfolio helps reduce the Bank's exposure to increases in interest rates. There are, however, unquantifiable credit risks resulting from potential increased costs to the borrower as a result of upward repricing of ARMs. It is possible that during periods of rising interest rates, the risk of default on ARMs may increase due to the upward adjustment of interest costs to the borrower. The Bank does not originate ARM loans which provide for negative amortization. Although ARMs allow the Bank to increase the sensitivity of its asset base to changes in interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate ceilings contained in ARM contracts. In addition, since ARM interest rates can be adjusted no more frequently than annually, the yield on the Bank's ARM portfolio does not adjust as rapidly as market interest rates. Accordingly, there can be no assurance that yields on the Bank's ARMs will adjust sufficiently to compensate for increases in its cost of funds.

          SECOND MORTGAGES AND HOME EQUITY LINES OF CREDIT. The Bank also originates second mortgage loans and home equity lines of credit exclusively for its existing one- to four-family first mortgage customers. At June 30, 1997, $414,000 or .40% of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Second mortgages and home equity lines of credit are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens. Generally, the minimum loan amount for a second mortgage is $5,000. Home equity lines of credit permit borrowers to borrow up to a pre-established limit during the five year term of the line of credit. Payments of interest only are required during the term with a balloon payment of all outstanding principal due at maturity. Home equity lines of credit are underwritten on a variable-rate basis indexed to the prime rate plus an increment.

          COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. At June 30, 1997, loans secured by commercial real estate and multi-family residential real estate properties totaled $17.4 million and $1.4 million, respectively, and represented 16.76% and 1.39%, respectively of the Bank's loan portfolio. Commercial real estate loans are secured by churches, motels, office buildings, retail stores, small shopping centers and other non-residential property.

At June 30, 1997, the Bank's largest outstanding commercial real estate loan was an $897,000 loan secured by a convenience store in Farragute, Tennessee. The Bank's multi-family residential real estate loans are secured by residential property with up to 24 units. Substantially all of the Bank's commercial and multi-family residential and commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 1997.

          Commercial and multi-family residential real estate loans generally have terms of up to 15 years and are underwritten on either a fixed or adjustable-rate basis. Commercial and multi-family real estate loans are fully amortizing over the term of the loan. Adjustable-rate commercial and multi-family mortgages are indexed to the prime rate and adjust on a monthly or annually basis. Loan-to-value ratios may not exceed 75% of the appraised value of the underlying property. Commercial real estate loans which are secured by raw land are limited to a maximum loan-to-value ratio of 65%. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial and multi-family real estate loans. In assessing the value of such guarantees, the Bank reviews the individuals' personal financial statements, credit reports, tax returns and other financial information. Generally, the Bank also obtains a security interest in any related personal property and a standby assignment of rents and leases.

          Multi-family and commercial real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits this type of lending to its market area and to borrowers with which it has substantial experience or who are otherwise well known to management.

          With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 1997, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.3 million. Pursuant to OTS regulations, an institution may make loans in excess of its lending limit up to an amount not to exceed the lesser of $30.0 million or 30% of its unimpaired capital and surplus to finance the development of residential housing units provided certain requirements are satisfied. At June 30, 1997, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $1.1 million and consisted of eight loans including loans to finance the development of residential housing units. The largest single loan outstanding was an $897,000 loan secured by a convenience store discussed above.

          CONSTRUCTION LOANS. The Bank offers construction financing to qualified borrowers for construction primarily of single-family residential properties and to qualified developers for construction of small residential developments. The Bank also provides construction financing for multi-family and commercial properties. Construction loans are limited to a maximum loan-to-value ratio of 75% of the appraised value of the property on an "as-completed"
basis.   The current policy of the Bank is to charge interest rates on its residential construction loans that convert to a permanent loan at the Bank at the same rate as its permanent loans. Loans to finance the construction of residential property on a speculative basis and loans to finance the construction of commercial properties are offered on a variable-rate basis only, with the rate indexed to the prime rate plus a negotiated increment. The Bank is currently not originating any new construction loans to finance the construction of speculative properties and is limiting the origination of new construction loans to borrowers with whom the Bank has had substantial prior experience due to the significant time and other requirements associated with originating and monitoring construction loans.

          Loan proceeds are disbursed during the construction phase (a maximum of 180 days) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 1997, $9.0 million, or 8.67% of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately half of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

          Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction cost proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of the value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment. The ability of a developer to sell developed lots or completed dwelling units will depend on, among other things, demand, pricing, availability of comparable properties and economic conditions. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area, limiting the aggregate amount of outstanding construction loans and imposing a stricter loan-to-value ratio requirement than required for one- to four-family mortgage loans.

          COMMERCIAL LOANS. At June 30, 1997, the Bank had $8.3 million in commercial business loans which represented 8.0% of the Bank's gross loan portfolio. Under recent amendments to the Home Owners' Loan Act ("HOLA"), the Bank is permitted to invest up to 20% of its assets in commercial loans provided that amounts in excess of 10% are small business loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. On a very limited basis, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. Commercial business loans usually carry a floating rate set at an increment over the prime rate and generally are underwritten for a maximum of 15 years. Such loans are structured as term loans.

          The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral.

          CONSUMER LOANS. The Bank's consumer loans consist primarily of loans secured by deposit accounts, automobile loans, unsecured personal loans and credit cards, which represented 1.90%, 3.85%, 6.28% and .56% of its total loan portfolio, respectively, at June 30, 1997. The Bank also makes boat loans and home improvement loans pursuant to its consumer lending authority. The Bank has recently emphasized consumer lending because of the higher yields on such loans.

          The Bank makes deposit account loans up to 80% of the depositor's account balance. The interest rate is normally 2.0% above the rate paid on the account and the account must be pledged as collateral to secure the loan. Savings account loans are secured by demand notes and interest is due on a semi-annual basis. The Bank's automobile loans are generally underwritten in amount of up to 100% of the lesser of the purchase price of the automobile or the loan value as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months and vary depending on the age of the vehicle securing the loan. The Bank requires the borrower to insure the automobile under a policy listing the Bank as loss payee. Boat loans are made up to a maximum of $60,000. The maximum term of a boat loan is 60 months and will vary depending on the age of the collateral. The Bank also makes unsecured personal loans of up to $25,000. The terms of such loans do not exceed 60 months. Beginning in November 1995, the Bank began to offer VISA/(R)/, MasterCard/ (R)/ and VISA Gold/ (R)/ cards to qualified customers. Processing of the Bank's credit cards is done by an unaffiliated third party which receives a fee for such services. Equipment loans are made in amounts of up to 100% of the purchase price and have a maximum term of 60 months depending on the age of the equipment.

          Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.
Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loans such as the Bank, and a borrower may be able to assert against such assignee claims and defenses which it has against the seller of the underlying collateral.

          LOAN SOLICITATION AND PROCESSING. The Bank's mortgage loans have generally been originated by its loan officers, branch managers and senior management officials. Loan originations are obtained from a number of sources, including existing and past customers, members of the local community, and referrals from attorneys, established builders and realtors within the Bank's market area. In addition, the Bank purchases participations in loans originated by other lenders and has purchased whole loans from an unaffiliated mortgage banking firm. Upon receipt of a loan application from a prospective borrower, the Bank reviews the information provided and makes an initial determination as to whether certain basic underwriting standards regarding the type of property, debt-to-income ratios and other credit concerns are satisfied. A credit report and employment and other verifications are obtained to verify certain specific information relating to the loan applicant's employment, income and credit standing. For real estate loans, an appraisal of the property intended to secure the loan is undertaken by an independent appraiser approved by the Bank. It is the Bank's policy to obtain appropriate insurance protection on all real estate first mortgage loans and to obtain a lawyer's opinion of title which insures that the property is free of prior encumbrances. The borrower must also obtain paid flood insurance when the property is located in a flood plain as designated by the Department of Housing and Urban Development. It is the Bank's policy to record a lien on the real estate securing the loan. Borrowers generally are required to advance funds for certain items such as real estate taxes, flood insurance and private mortgage insurance, when applicable.

          Secured loans in amounts of up to $125,000 may be approved by individual loan officers. Secured loans between $125,000 and $250,000 and all unsecured loans must be approved by a loan committee which consists of at least three persons, either officers or directors. The loan committee meets weekly to review and approve loans. All loans in excess of $250,000 must be approved by the Board of Directors.

          Loan applicants are promptly notified in writing of the Bank's decision. If the loan is approved, the notification will provide that the Bank's commitment will generally terminate within 30 days of the approval. It has been the Bank's experience that substantially all approved loans are funded.

          LOAN ORIGINATIONS, PURCHASES AND SALES. Most loans originated by the Bank are intended to be held in the Bank's portfolio until maturity. The Bank is not a qualified seller/servicer for the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC") and generally does not sell loans in the secondary market. Although the Bank uses FNMA/FHLMC documentation for its residential mortgages, the loans in its portfolio would generally not qualify for sale to FNMA or FHLMC under standard programs because of the absence of title insurance and surveys. The Bank, however, has purchased whole loans and participations in loans originated by other lenders which meet FNMA/FHLMC criteria.

          In prior years, the Bank regularly purchased loans to supplement lending opportunities in its immediate market area. Such loan purchases generally involved residential mortgages originated by a mortgage broker located in Lexington, Kentucky. Loan purchases have decreased in recent years due to the increased emphasis on loan originations in its primary market area. At June 30, 1997, the Bank's loan portfolio included approximately $3.7 million in purchased mortgages secured by residential properties in the Lexington area. All of such loans are serviced by the originating broker.

          Generally, the purchase of participations and whole loans involves the same risks as would the origination of the same types of loans as well as the additional risks related to the Bank's lower level of control over the origination and subsequent administration of the loans. The Bank has sought to minimize such risks by employing more stringent underwriting standards in its underwriting of purchased loans than required by its loan policy for loans originated by the Bank. The Bank has never had to charge off any of its purchased loans. At June 30, 1997, all of the Bank's purchased loans were performing in accordance with their terms.

          NONPERFORMING LOANS AND OTHER PROBLEM ASSETS. The Bank continuously monitors its loan portfolio to detect signs of deterioration in credit quality and to address potential and actual delinquencies. When a borrower fails to make a payment on a loan, the Bank takes immediate steps to have the delinquency cured and the loan restored to current status. When a loan is 10 days past due, the borrower receives a written notification; a late charge is imposed on the 16th day of delinquency. If payment is not promptly received, the borrower is contacted again both by telephone and in writing, and efforts are made to formulate an affirmative plan to cure the delinquency. Loans that are 60 days delinquent are generally referred to an attorney who contacts the borrower. Loans generally are placed on nonaccrual status when they become 90 days past due unless they are well secured and in the process of collection. Interest accrued and unpaid at the time a loan was placed on nonaccrual status is charged against interest income. The Bank will physically inspect all properties securing nonaccrual loans. Subsequent payments would either be applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan based on a number of factors, including the type of loan, the creditworthiness of the borrower, the quality of the security and prevailing market conditions. Generally, if the loan continues in a delinquent status for 90 days or more, the Bank may initiate legal proceedings. Consumer loans are charged off and referred to a collection agency after they are delinquent 120 days.

          Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired it is recorded at its fair market value less costs to sell. Any write-down of the property is charged directly to the loan loss reserve.

          The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of SFAS No. 15.

                                                      AT JUNE 30,
                                                  -------------------
                                                   1997        1996
                                                  ------     --------
                                                     (IN THOUSANDS)
Loans accounted for on a nonaccrual basis: (1)
  Real estate mortgage loans:
     Residential................................  $ 601         $ 176
     Nonresidential.............................     --           173
  Construction..................................     --            --
  Commercial....................................     --            --
  Consumer......................................     27            --
                                                  -----         -----
        Total...................................  $ 628         $ 349
                                                  =====         =====

Accruing loans which are contractually
   past due 90 days or more:
  Real estate mortgage loans:
     Residential................................  $  --         $  --
     Nonresidential.............................     --            --
  Construction..................................     --            --
  Commercial....................................     --            --
  Consumer......................................     75            24
                                                  -----         -----
        Total...................................  $  75         $  24
                                                  =====         =====

        Total nonperforming loans...............  $ 703         $ 373
                                                  =====         =====
Percentage of total loans.......................   0.68%         0.62%
                                                  =====         =====
Other nonperforming assets......................  $  --         $  --
                                                  =====         =====
-----------------

(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

          During the year ended June 30, 1997, gross interest income of $14,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such period amounted to $34,000.

          At June 30, 1997, there were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

          ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss" if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific loss allowances in the amount of 100% of the portion of the asset classified as loss or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulation of the Bank --

Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter, prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At June 30, 1997, the Bank had $530,000 in assets classified as substandard. Substandard loans consisted of 15 single-family mortgage loans, the largest of which had a balance of $158,000 at June 30, 1997 and twelve consumer loans with an aggregate balance of $78,000.

          The following table sets forth an analysis of activity in the Bank's allowance for loan losses for the periods indicated.

                                           YEAR ENDED JUNE 30,
                                          ---------------------
                                             1997       1996
                                          ----------  ---------
                                             (IN THOUSANDS)

Balance at beginning of period..........      $ 180      $ 148
                                              -----      -----

Loans charged off:
  Real estate mortgage loans:
     Residential........................          3         --
     Commercial.........................         --         --
  Construction..........................         --         --
  Commercial............................         --         --
  Consumer..............................         97         36
                                              -----      -----
  Total charge-offs.....................        100         36
                                              -----      -----

Recoveries:
  Real estate mortgage loans:
     Residential........................         --          6
     Commercial.........................         --         --
  Construction..........................         --         --
  Commercial............................         --         --
  Consumer..............................         23          4
                                              -----      -----
  Total recoveries......................         23         10
                                              -----      -----

Net loans charged off...................         77         26
                                              -----      -----
Provision for loan losses...............        203         58
                                              -----      -----
Balance at end of period................      $ 306      $ 180
                                              =====      =====

Ratio of net charge-offs to average
   loans outstanding during the period..       0.08%      0.11%
                                              =====      =====


          In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. The Bank increases its allowance for loan losses by charging provisions for possible losses against the Bank's income.

          General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or provide specific loan losses when necessary. As of June 30, 1997, the Bank's allowance for loan losses included $15,000 in specific loss reserves. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

          The following table allocates the Bank's allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                        JUNE 30,
                                       ------------------------------------------
                                               1997                  1996
                                       --------------------  --------------------
                                                 PERCENT               PERCENT
                                                 OF LOANS              OF LOANS
                                               IN CATEGORY           IN CATEGORY
                                                 TO TOTAL              TO TOTAL
                                       AMOUNT     LOANS      AMOUNT     LOANS
                                       ------  ------------  ------  ------------
                                                 (DOLLARS IN THOUSANDS)

Real estate mortgage loans...........   $ 213        69.61%    $125        90.43%
Commercial loans.....................      --           --       --           --
Consumer loans.......................      93        30.39       55         9.57
                                        -----  -----------   ------  -----------
    Total allowance for loan losses..   $ 306       100.00%    $180       100.00%
                                        =====  ===========   ======  ===========


MORTGAGE-BACKED SECURITIES

          The Bank maintains a significant portfolio of mortgage-backed securities in the form of GNMA and FNMA participation or pass-through certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA certificates are guaranteed by that agency only. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans for which they are exchanged, they present substantially lower credit risk and are more liquid than the individual mortgage loans and may be used to collateralize obligations of the Bank. Because the Bank receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking laws. See "Regulation -- Regulation of the Bank -- Qualified Thrift Lender Test."

          Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates within a range and have similar maturities. The underlying pool of mortgages can be composed of either fixed-rate or ARM loans. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

          Mortgage-backed securities, however, expose the Bank to certain unique risks. In a declining rate environment, accelerated prepayments of loans underlying these securities expose the Bank to the risk that it will be unable to obtain comparable yields upon reinvestment of the proceeds. In the event the mortgage-backed security has been funded with an interest-bearing liability with a maturity comparable to the original estimated life of the mortgage-backed security, the Bank's interest rate spread could be adversely affected. Conversely, in a rising interest rate environment, the Bank may experience a lower than estimated rate of repayment on the underlying mortgages, effectively extending the estimated life of the mortgage-backed security and exposing the Bank to the risk that it may be required to fund the asset with a liability bearing a higher rate of interest.

          The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated. At June 30, 1997 and 1996, all of the Bank's mortgage-backed securities were designated as available-for-sale and carried on the Bank's books at their fair market value.


                                          AT JUNE 30,
                            ----------------------------------------
                                      1997               1996
                            ----------------------  ----------------
                               AMOUNT        %       AMOUNT     %
                            ------------  --------  --------  ------
                                      (DOLLARS IN THOUSANDS)

GNMA......................      $   613      9.65%  $ 1,572    20.21%
FNMA......................        5,740     90.35     6,207    79.79
                                -------    ------   -------   ------
                                $ 6,353    100.00%  $ 7,779   100.00%
                                =======    ======   =======   ======

     The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Bank's mortgage-backed securities at June 30, 1997. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments on the effects of possible prepayments.

                                                     AT JUNE 30, 1997
                     -------------------------------------------------------------------------------
                      ONE TO FIVE YEARS    GREATER THAN FIVE YEARS              TOTAL
                     -------------------  ------------------------ ---------------------------------
                                WEIGHTED              WEIGHTED                 APPROXIMATE  WEIGHTED
                     AMORTIZED  AVERAGE   AMORTIZED    AVERAGE     AMORTIZED     MARKET      AVERAGE
                       COST      YIELD      COST        YIELD        COST         VALUE       YIELD
                     ---------  --------  ---------  -----------  -----------  -----------  --------
                                                  (DOLLARS IN THOUSANDS)

GNMA...............     $   --        --     $  613        6.34%       $  613       $  613      6.34%
FNMA...............      2,164      5.59      3,650        6.09         5,814        5,740      5.84
                     ---------               ------               -----------  -----------
                        $2,164               $4,263                    $6,427       $6,353
                        ======               ======               ===========  ===========


INVESTMENT ACTIVITIES

          The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances, federal funds and mutual funds which only invest in securities that are permissible investments for the Bank. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds.

          The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of U.S. government and agency securities, mutual funds and deposits at other financial institutions. Investment decisions are generally made by the President in accordance with a formal investment policy adopted by the Board of Directors. The Board of Directors ratifies all investment purchases.

          Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings and loan associations are required to maintain. See "Regulation -- Regulation of the Bank --Liquidity Requirements."

          The general objectives of the Bank's investment policy are to: (i) provide and maintain liquidity; (ii) make a strong and stable contribution to earnings without incurring undue interest rate and credit risk; and (iii) complement the Bank's lending activities. Currently, the Bank's investment portfolio consists of cash, U.S. government issues, federal agency issues, FHLB stock, mortgage-backed securities and deposits in the FHLB of Cincinnati. The Bank also has an investment in the Franklin U.S. Government Securities Fund. Based on information provided to the Bank by such fund, approximately 97.4% of its assets are invested in GNMA securities, 2.1% in U.S. Treasury Bills and 0.5% in cash. The present yield on such fund is 6.86%.

          The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                    AT JUNE 30,
                                               -------------------
                                                1997        1996
                                               ------    ---------
                                                 (IN THOUSANDS)

Securities available for sale:
   U.S. government and agency securities.....  $3,265       $2,795
   Franklin U.S. Government Securities Fund..     909          885
Securities held to maturity:
   U.S. government and agency securities.....      --           --
   Certificates of deposit...................      --          576
   Common stock and other....................     113           63
                                               ------       ------
      Total investment securities............   4,287        4,319

Cash and cash equivalents....................     699          874
FHLB stock...................................     724          436
                                               ------       ------
      Total investments......................  $5,710       $5,629
                                               ======       ======

          The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 1997.


                                                                                                             TOTAL INVESTMENT
                            ONE YEAR OR LESS  ONE TO FIVE YEARS   FIVE TO TEN YEARS  MORE THAN TEN YEARS         PORTFOLIO
                           ------------------ -----------------  ------------------- -------------------  -------------------------

                           CARRYING  AVERAGE  CARRYING  AVERAGE   CARRYING   AVERAGE CARRYING  AVERAGE    CARRYING  MARKET  AVERAGE
                            VALUE     YIELD    VALUE     YIELD     VALUE      YIELD   VALUE     YIELD      VALUE    VALUE    YIELD
                           --------  -------- --------  -------  ----------  ------- --------  --------   --------  ------  -------
                                                                      (DOLLARS IN THOUSANDS)


Securities available for
 sale:
   U.S. government and
    agency securities......    $984     4.87%   $1,474     5.63%     $   --       --     $807     6.66%    $3,265  $3,265     5.72%
   Franklin U.S. Government
     Securities Fund.......      --       --       909     6.86          --       --       --       --        909     909     6.86

Securities held to
 maturity:
  Common stock and other...      10       --       103       --          --       --       --       --        113     113       --
                              -----            -------              -------             -----             -------  ------
      Total................    $994             $2,486               $   --              $807              $4,287  $4,287
                              =====            =======              =======             =====             =======  ======

          For further information regarding the Bank's investment securities, see Note 2 to Notes to Consolidated Financial Statements included elsewhere herein.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

          GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and interest payments and maturing
investment securities.   Loan repayments and interest payments are a relatively
stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used to supplement the Bank's available funds and from time to time the Bank has borrowed funds from the FHLB of Cincinnati.

          DEPOSITS. The Bank attracts deposits from its primary market area of Bell and Harlan Counties, Kentucky, and, to a lesser extent, Clairborne, Union and Knox Counties Tennessee and Lee County, Virginia. A wide variety of deposit accounts are offered, including interest-bearing and non interest-bearing checking accounts, money market accounts, passbook and statement savings accounts, certificates of deposit and various retirement accounts. Account terms vary as to minimum balance requirements, maturity and interest rate.

          The Bank's policies are designed primarily to attract deposits from local residents rather than to solicit deposits from areas outside its primary market. Account terms, including rates, are reviewed on a periodic basis and are compared to the terms offered for similar accounts by the Bank's competitors. Determination of rates and other terms are based upon competitive concerns, the returns on the Bank's various investments and projected liquidity needs.

          Certificates of deposit in amounts of $100,000 or more constituted 19.16% of the Bank's total savings portfolio at June 30, 1997. The majority of these certificates of deposit represent deposits by individuals. The Bank does not actively solicit these accounts from non-deposit customers and does not offer a premium rate for such accounts.

          Savings deposits in the Bank at June 30, 1997 were represented by the various types of savings programs described below.


INTEREST    MINIMUM                                            MINIMUM     BALANCES IN   PERCENTAGE OF
RATE *        TERM              CATEGORY                        AMOUNT      THOUSANDS    TOTAL SAVINGS
----------  --------          -----------                    -----------  -------------  --------------

2.77%       None      Passbook accounts                           $   --        $ 9,643          10.53%
2.52%       None      NOW accounts                                   100          8,301           9.06
3.93%       None      Money market deposit accounts                2,500            984           1.07
  --        None      Noninterest-bearing checking accounts          100          1,480           1.62

                      CERTIFICATES OF DEPOSIT
                      -----------------------

5.75%       12-month  Fixed-term, fixed-rate                       1,000         55,715          60.83
5.81%       2-5 year  Fixed-term, fixed-rate                       1,000         15,473          16.89
                                                                                -------         ------
                                                                                $91,596         100.00%
                                                                                =======         ======

---------------
*  Weighted average rate.

        MATURITY OF JUMBO CERTIFICATES. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.


                                                  CERTIFICATES
                MATURITY PERIOD                    OF DEPOSITS
                ---------------                  --------------
                                                 (IN THOUSANDS)

                Three months or less...........        $10,839
                Over three through six months..            487
                Over six through 12 months.....          1,842
                Over 12 months.................          4,384
                                                       -------
                   Total.......................        $17,552
                                                       =======


          BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds or to meet deposit withdrawal requirements. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances secured by such stock and by certain of the Bank's home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. See "Regulation -- Regulation of the Bank -- Federal Home Loan Bank System." Advances are made pursuant to several different programs, each of which has its own interest rate and range of maturity.

          The following table sets forth certain information regarding the Bank's FHLB advances (the Bank's only borrowings outstanding during the periods) at the dates and for the periods indicated.

                                                    AT OR FOR THE
                                                  YEAR ENDED JUNE 30,
                                                -----------------------
                                                     1997        1996
                                                --------------  -------
                                                 (DOLLARS IN THOUSANDS)
Advances from FHLB:
   Amounts outstanding at end of period.......        $13,000   $1,000

   Weighted average rate paid on..............           5.04     3.41%

   Maximum amount of borrowings outstanding
      at any month end........................        $14,000   $1,000

   Approximate average short-term borrowings
      outstanding with respect to.............        $ 9,250   $  264

   Approximate weighted average rate paid on..           5.04%    3.41%


          The Bank has a $19.5 million line of credit with the FHLB of Cincinnati. At June 30, 1997, the Bank had $10 million outstanding in advances from the FHLB. These advances carry an adjustable rate and have a three-month term. Further asset growth may be funded through short-term additional advances. They had $3 million outstanding that mature October 1999 bearing a rate of 6.4%.

SUBSIDIARY ACTIVITIES

          The Bank has one subsidiary, Home Mortgage Loan Corporation ("Home"). From 1988 to June 30, 1992, Home participated in joint ventures for the purpose of acquiring, developing, constructing and selling single family residential real estate and held stock in the Bank's data processing provider. Home discontinued such activity in June 1992. Currently, Home makes commercial and commercial real estate loans. At June 30, 1997, Home had total assets of $616,000, including loans of $382,000.

COMPETITION

          The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. There are approximately 10 commercial banks, three thrift institutions and one credit union in Middlesboro Federal's market area. Although certain of the Bank's competitors are subsidiaries of state-wide and interstate bank holding companies, the Bank's primary competitors in the Middlesboro market are locally owned and operated banks and thrifts. Because mortgage loans originated in the Bank's primary market area are not generally saleable in the secondary market, mortgage brokers and other non-portfolio lenders have not been significant competitors in the Bank's immediate market area. In competing for lending opportunities in Knox and Union Counties, the Bank encounters competition from larger institutions operating throughout the State of Tennessee.

          The primary factors in competing for loans are interest rates, loan fees and other terms, convenience and the range of services offered by various financial institutions. Management seeks to compete with other institutions in its primary market area by offering competitive interest rates, loan fees and a wide variety of deposit products, and by emphasizing personal customer service and cultivating relationships with local businesses. In competing for residential mortgage loans, the Bank particularly emphasizes its quick turn-around on applications which are processed within ten business days. The Bank offers a high level of personal service to all of its loan customers with loan officers who are ready to meet with customers at times and places that are convenient to the customer.

PERSONNEL

          As of June 30, 1997, the Bank had 31 full-time employees and 4 part-time employees. The employees are not represented by a collective bargaining unit. Management believes that the Bank enjoys good relations with its personnel.

PERFORMANCE RATIOS
                                                                        AT OR FOR THE
                                                                     YEAR ENDED JUNE 30,
                                                                    --------------------
                                                                    1997           1996
                                                                    -----         ------

   Return on assets (net income divided by average total assets)..  0.38%           0.19%
   Return on average equity (net income divided by
      average stockholders' equity)...............................  8.74            3.18
   Equity to assets ratio (average equity divided by
      average total assets).......................................  4.39            5.81


                                 REGULATION

GENERAL

          As a federally chartered savings association, the Bank is subject to extensive regulation by the OTS. The lending activities and other investments of the Bank must comply with such regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has the authority to conduct special examinations. The Bank must file reports with the OTS describing its activities and financial condition and is also subject to certain reserve requirements promulgated by the Federal Reserve Board. This supervision and regulation is intended primarily for the protection of depositors. Certain of these regulatory requirements are referred to below or appear elsewhere herein.

REGULATION OF THE BANK

          REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationship. Both core and tangible capital are further reduced by an amount equal to a the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1997, the Bank had no such investments.

          Adjusted total assets are a savings association's total assets as determined under GAAP, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

          In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1997, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

          The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios under 80% are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

          The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1997.

                                                        PERCENT OF
                                             AMOUNT      ASSETS(1)
                                            --------  -------------
                                             (DOLLARS IN THOUSANDS)

          Tangible capital................    $8,655          7.54%
          Tangible capital requirement....     1,721          1.50
                                              ------         -----
             Excess (deficit).............    $6,934          6.04%
                                              ======         =====

          Core capital....................    $8,655          7.54%
          Core capital requirement........     4,592          3.00
                                              ------         -----
             Excess (deficit).............    $4,063          3.54%
                                              ======         =====

          Risk-based capital..............    $8,961         11.36%
          Risk-based capital requirement..     6,309          8.00
                                              ------         -----
             Excess (deficit).............    $2,652          3.36%
                                              ======         =====
------------------------

(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.


       The OTS requires savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. A savings institution's interest rate risk is measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. A savings institution with a greater than normal interest rate risk is required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets.

       The OTS calculates the sensitivity of a savings institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, to be deducted from a savings institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. Savings institutions with less than $300 million in assets and a risk-based capital ratio above 12% are generally exempt from filing the interest rate risk schedule with their Thrift Financial Reports. However, the OTS will require any exempt savings institution that it determines may have a high level of interest rate risk exposure to file such schedule on a quarterly basis. The Bank has not been advised that it is deemed to have more than normal level of interest rate risk.

       In addition to requiring generally applicable capital standards for savings institutions, the OTS is authorized to establish the minimum level of capital for a savings institution at such amount or at such ratio of capital-to-assets as the OTS determines to be necessary or appropriate for such institution in light of the particular circumstances of the institution. The OTS may treat the failure of any savings institution to maintain capital at or above such level as an unsafe or unsound practice and may issue a directive requiring any savings institution which fails to maintain capital at or above the minimum level required by the OTS to submit and adhere to a plan for increasing capital. Such an order may be enforced in the same manner as an order issued by the FDIC.

       PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

       Under implementing regulations, the federal banking regulators, including the OTS, generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. An "adequately capitalized" savings institution is a savings institution that does not meet the definition of well capitalized and has: (i) a total risk-based capital ratio of 8.0% or greater; (ii) a Tier 1 capital risk-based ratio of 4.0% or greater; and (iii) a leverage ratio of 4.0% or greater (or 3.0% or greater if the savings institution has a composite 1 CAMELS rating). An "undercapitalized institution" is a savings institution that has: (i) a total risk-based capital ratio less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or 3.0% if the institution has a composite 1 CAMELS rating). A "significantly undercapitalized" institution is defined as a savings institution that has: (i) a total risk-based capital ratio of less than 6.0%; (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A "critically undercapitalized" savings institution is defined as a savings institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights.

The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

       QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender test ("QTL Test") must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank located; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a Qualified Thrift Lender, it must cease any activity, and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

       To qualify as a QTL, a savings institution must either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio" assets in Qualified Thrift Investments. Portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. Qualified Thrift Investments include investments in residential mortgages, home equity loans, loans made for educational purposes, small business loans, credit card loans and mortgage-backed securities.

       A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1997, approximately 85.82% of the Bank's assets were invested in Qualified Thrift Investments.

       DIVIDEND LIMITATIONS. Under OTS regulations, the Bank is not permitted to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of the Bank at the time of the Conversion and Reorganization. In addition, savings institution subsidiaries of savings and loan holding companies are required to give the OTS 30 days' prior notice of any proposed declaration of dividends to the holding company.

       Federal regulations impose limitations on the payment of dividends and other capital distributions (including stock repurchases and cash mergers) by the Bank. Under these regulations, a savings institution that, immediately prior to, and on a pro forma basis after giving effect to, a proposed capital distribution, has total capital (as defined by OTS regulation) that is equal to or greater than the amount of its fully phased-in capital requirements (a "Tier 1 Association") is generally permitted without OTS approval, after notice, to make capital distributions during a calendar year in the amount equal to the greater of (i) 75% of net income for the previous four quarters or (ii) up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half the amount by which its capital-to-assets ratio exceeded its fully phased-in capital requirement to assets ratio at the
beginning of the calendar year.   A savings institution with total capital in
excess of current minimum capital requirements but not in excess of the fully phased-in requirements (a "Tier 2 Association") is permitted, after notice, to make capital distributions without OTS approval of up to 75% of its net income
for the previous four quarters, less dividends already paid for such period.   A
savings institution that fails to meet current minimum capital requirements (a "Tier 3 Association") is prohibited from making any capital distributions without the prior approval of the OTS. Tier 1 Associations that have been notified by the OTS that they are in need of more than normal supervision will be treated as either a Tier 2 or Tier 3 Association. Unless the OTS determines that the Bank is an institution requiring more than normal supervision, the Bank is authorized to pay dividends in accordance with the provisions of the OTS regulations discussed above as a Tier 1 Association.

       Under the OTS' prompt corrective action regulations, the Bank is also prohibited from making any capital distributions if after making the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0%. The OTS, after consultation with the FDIC, however, may permit an otherwise prohibited stock repurchase if made in connection with the issuance of additional shares in an equivalent amount and the repurchase will reduce the institution's financial obligations or otherwise improve the institution's financial condition.

       In addition to the foregoing, earnings of the Bank appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate by the Bank on the amount of earnings removed from the reserves for such distributions. See "Taxation."

       SAFETY AND SOUNDNESS STANDARDS. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each Federal banking agency is required to establish safety and soundness standards for institutions under its authority. The guidelines adopted by the OTS, along with the other federal banking agencies, require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that the Bank already meets substantially all the standards adopted in the interagency guidelines, and therefore does not believe that implementation of these regulatory standards will materially affect the Bank's operations.

       Additionally, under FDICIA, as amended by the CDRI Act, the Federal banking agencies are required to establish standards relating to the asset quality and earnings that the agencies determine to be appropriate. On July 10, 1995, the federal banking agencies, including the OTS, issued proposed guidelines relating to asset quality and earnings. Under the proposed guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that the asset quality and earnings standards, in the form proposed by the banking agencies, would not have a material effect on the Bank's operations.

       DEPOSIT INSURANCE. The Bank is required to pay assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the FDIC through the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions at a level necessary to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the SAIF.

       Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See " -- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

       For the past several semi-annual periods, institutions with SAIF-assessable deposits, like the Bank, have been required to pay higher deposit insurance premiums than institutions with deposits insured by the Bank Insurance Fund (the "BIF"). In order to recapitalize the SAIF and address the premium disparity, the recently-enacted Deposit Insurance Funds Act of 1996 authorized the FDIC to impose a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred a pre-tax expense of $388,000 during the quarter ended September 30, 1996.

       The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

       SAIF and BIF members are generally prohibited from engaging in any of the following (each, a "conversion transaction") without the prior written consent of the FDIC (i) a transaction that results in the change in status of a SAIF member to a BIF member or vice versa, (ii) a merger or consolidation of a SAIF and a BIF member, (iii) an assumption of any liability by a SAIF member to pay any deposits of a BIF member or vice versa, (iv) any transfer of assets of any SAIF member to a BIF member in consideration for the assumption of liabilities for any portion of the deposits of such SAIF member or vice versa, or (v) the transfer of deposits from any SAIF member to a BIF member or vice versa in a transaction in which the deposit is received from a depositor at an insured depository institution for which a receiver has been appointed and the receiving insured depository institution is acting as agent for the FDIC in connection with the payment of such deposit. Each depository institution participating in a SAIF-to-BIF conversion transaction is required to pay an exit fee to SAIF equal to 0.90% of the deposits transferred and an entrance fee to BIF based on the current reserve ratio of the BIF. A savings institution is not prohibited from adopting a commercial bank or savings bank charter if the resulting bank remains a SAIF member.

       TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution. Section 106 of the BHCA which also applies to the Bank prohibits the Bank from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

       LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. Savings institutions are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated entities of either, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution's loan to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus and an additional 10% of such capital and surplus for loans fully secured by certain readily marketable collateral). Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a savings institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to
Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval for such extensions of credit by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

       LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 5%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank for the month of June 1997 was 6.40%.

       FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHFBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1997, of $724,400. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1997, the Bank had $13 million in advances and other borrowings from the FHLB of Cincinnati. See "Business of the Bank -- Deposit Activities and Other Sources of Funds -- Borrowings."

       FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $49.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1997, the Bank met its reserve requirements.

REGULATION OF THE COMPANY

       GENERAL. The Company is a savings and loan holding company within the meaning of the HOLA. As such, the Company is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company is required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under the federal securities laws.

       ACTIVITIES RESTRICTIONS. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See " -- Regulation of the Bank -- Qualified Thrift Lender Test."

       If the Company were to acquire control of another savings association, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL Test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies; or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the Director of OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of OTS prior to being engaged in by a multiple holding company.

       RESTRICTIONS ON ACQUISITIONS. The HOLA generally prohibits savings and loan holding companies from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

       The Director of OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

       The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless
(i) the federal association qualifies as a QTL or as a "domestic building and loan association" under (S)7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole as a QTL or for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

       Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the Federal Reserve Board, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

                                    TAXATION
FEDERAL TAXATION

       The Company and the Bank file consolidated federal income tax returns.

       Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as Middlesboro Federal which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Recently enacted legislation repealed the percentage of taxable income method of calculating the bad debt reserve. Middlesboro Federal historically has elected to use the experience method.

       Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for the payment of cash dividends or for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount is included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

       Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

       Neither the Company's nor Middlesboro Federal's federal corporate income tax returns have been audited in the last five years.

STATE INCOME TAXATION

       The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of Middlesboro Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available-for-sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital. For the year ended June 30, 1997, the amount of such expense for Middlesboro Federal was $94,000.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

       The following table sets forth the location and certain additional information regarding the Bank's offices and other material property.

                                                                    BOOK VALUE AT                   DEPOSITS AT
                                             YEAR     OWNED OR        JUNE 30,       APPROXIMATE      JUNE 30,
                                            OPENED     LEASED           1997        SQUARE FOOTAGE      1997
                                            ------  -------------   -------------   --------------  -----------
                                                                (DOLLARS IN THOUSANDS)

MAIN OFFICE:

1431 Cumberland Avenue
Middlesboro, Kentucky                         1915      Owned           $1,235              11,906     $59,112

BRANCH OFFICES:

1501 E. Main Street
Cumberland, Kentucky                          1976      Leased             173               1,700      25,796

134 Pine Street
Pineville, Kentucky                           1997      Leased             124                 750       6,688

          The Bank recently expanded its main office by constructing an addition which increased its square footage by 6,000 square feet. The addition was completed in January 1997 and is used to house the Bank's administrative offices.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

          Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company, the Bank or its subsidiary is a party or to which their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.
----------------------------------------------------------

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

          The Common Stock is traded on the over-the-counter market with quotations available through the OTC "Electronic Bulletin Board" under the symbol "CMBN." The Conversion and Reorganization was consummated on March 31, 1997 with trading beginning on April 1, 1997. The high and low stock price for the last quarter of fiscal year 1997 (the only period during which trading occurred) were $13.375 and $10.00, respectively. No dividends were declared during this period.

          Payment of dividends by the Company is subject to determination and declaration by the Board of Directors in accordance with applicable statutory requirements. Under the Tennessee Business Corporation Act, dividends may be paid by the Company unless, after giving effect to the dividend, the Company would not be able to meet its debts as they become due in the usual course of business or if its assets would be less than the sum of its liabilities plus the amount that would be needed, if the Company were to be dissolved at the time of the dividend, to satisfy any preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

          Payment of dividends by the Company also depends on the receipt of dividends from the Bank, which is subject to regulatory restrictions on the payment of dividends. See "Item 1. Description of Business -- Regulation -- Regulation of the Bank -- Dividend Limitations."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

GENERAL

          The Company's principal business is that of the Bank. Therefore, this discussion relates primarily to the Bank.

          Middlesboro Federal is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by properties located in Bell and Harlan Counties in southeastern Kentucky, Clairborne, Knox and Union Counties in upper east Tennessee and western Lee County in Virginia. To a lesser extent, Middlesboro Federal also originates construction loans, multi-family and commercial real estate loans, commercial business loans and consumer loans. It also has a significant amount of investments in mortgage-backed securities and United States Government and federal agency obligations.

          The profitability of Middlesboro Federal depends primarily on its net interest income, which is the difference between interest and dividend income on its interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on its interest-bearing deposits and borrowings. Middlesboro Federal's net earnings also are dependent, to a lesser extent, on the level of its noninterest income (including servicing fees and other fees) and its noninterest expenses, such as compensation and benefits, occupancy and equipment, insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

ASSET AND LIABILITY MANAGEMENT

          The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate-sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities, and is considered negative when the amount of interest rate-sensitive liabilities exceeds the amount of interest rate-sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would adversely affect net interest income, while a positive gap within shorter maturities would result in an increase in net interest income, and during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income while a positive gap within shorter maturities would have the opposite effect.

          NET PORTFOLIO VALUE. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates.

          The following table sets forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 1997 in the event of 1%, 2%, 3% and 4% instantaneous and permanent increases and decreases in market interest rates, respectively. These changes are set forth below as basis points, where 100 basis points equals one percentage point.

                          NET PORTFOLIO VALUE         NPV AS % OF PORTFOLIO VALUE OF ASSETS
        CHANGE      ------------------------------    -------------------------------------
       IN RATES     $ AMOUNT  $ CHANGE   % CHANGE     NPV RATIO         BASIS POINT CHANGE
      ----------    --------  ---------  ---------    ----------        -------------------
                             (DOLLARS IN THOUSANDS)

      + 400  bp        4,013    (6,639)       (62)%        3.69%             (539)  bp
      + 300  bp        5,837    (4,815)       (45)         5.25              (382)  bp
      + 200  bp        7,615    (3,037)       (29)         6.71              (236)  bp
      + 100  bp        9,261    (1,392)       (13)         8.01              (106)  bp
          0  bp       10,653                               9.07                --
      - 100  bp       11,593       940          9          9.75                68   bp
      - 200  bp       12,246     1,593         15         10.20               113   bp
      - 300  bp       13,159     2,506         24         10.83               176   bp
      - 400  bp       14,392     3,740         35         11.67               260   bp

      The following table sets forth the interest rate risk capital component for the Bank at June 30, 1997 given a hypothetical 200 basis point rate change in market interest rates.
                                                                 AT
                                                            JUNE 30, 1997
                                                            -------------

Pre-shock NPV Ratio: NPV as % of Portfolio Value of Assets....  9.07%

Exposure Measure: Post-Shock NPV Ratio........................  6.71%

Sensitivity Measure: Change in NPV Ratio......................  (236)  bp

    Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

    Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in the analysis presented in prior tables setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, which represent the Bank's primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Association's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

    The lending activities of savings institutions have historically emphasized long-term, fixed-rate loans secured by single-family residences, and the primary source of funds of such institutions has been deposits. The deposit accounts of savings associations generally bear interest rates that reflect market rates and largely mature or are subject to repricing within a short period of time. This factor, in combination with substantial investments in long-term, fixed-rate loans, has historically caused the income earned by savings associations on their loan portfolios to adjust more slowly to changes in interest rates than their cost of funds.

    Middlesboro Federal originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to the 1980s, Middlesboro Federal, like virtually all savings associations, originated only fixed-rate loans and held them in portfolio until maturity. As a result of the problems caused by holding fixed-rate loans in a rapidly increasing interest-rate environment, changes in regulations to allow for variable-rate loans and consumer demand for such loans during periods of high interest rates, Middlesboro Federal began to transform its portfolio into loan products the interest rates of which adjust periodically. As a result, 62.98% of Middlesboro Federal's loan portfolio, as of June 30, 1997 consisted of adjustable or floating rate loans.

    Notwithstanding the foregoing, however, because Middlesboro Federal's interest-bearing liabilities which mature or reprice within short periods substantially exceed its earning assets with similar characteristics, material and prolonged increases in interest rates generally would adversely affect net interest income, while material and prolonged decreases in interest rates generally, but to a lesser extent because of their historically low levels, would have the opposite effect.

AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS

    The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of assets or liabilities, respectively, for the periods presented. Average balances for loans include nonaccrual loans. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily balances has caused any material difference in the information presented.

                                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------------------------------------
                                                                        1997                            1996
                                                              -----------------------------  -----------------------------
                                                              AVERAGE               AVERAGE   AVERAGE             AVERAGE
                                                              BALANCE    INTEREST     RATE    BALANCE   INTEREST   RATE
                                                              --------   --------   --------  --------  --------  --------
                                                                                (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Loans
    Consumer.....................................             $ 12,470   $ 1,208      9.69%   $ 4,924    $  528    10.72%
    Other........................................                3,749       270      7.20      2,355       194     8.24
    Mortgage.....................................               74,710     5,096      6.82     52,565     3,427     6.52
                                                              --------   -------              -------    ------
     Total loans.................................               94,642     6,574      6.95     59,844     4,149     6.93
                                                              --------   -------              -------    ------
  Mortgage-backed securities.....................                7,357       435      5.91     10,446       635     6.08
  Investment securities..........................                3,352       240      7.16      6,020       389     6.46
  FHLB stock.....................................                  580        41      7.07        436        29     6.65
                                                              --------   -------              -------    ------
  Total interest-earning assets..................              105,931     7,290      6.88     76,746     5,202     6.78
                                                                         -------                         ------
  Non-interest-earning assets....................                  589                          2,233
                                                              --------                        -------
     Total assets................................             $106,520                        $78,979
                                                              ========                        =======

INTEREST EXPENSE
  Savings deposits...............................             $  9,592   $   250      2.61%   $ 9,166       270     2.95
  Certificates of deposit........................               72,042     3,380      4.69     49,955     2,836     5.68
  Demand, NOW and money market...................               10,121       217      2.14      9,264       202     2.18
                                                              --------   -------              -------    ------
       Total deposits............................               91,755     3,847      4.19     68,385     3,308     4.84
  Funds borrowed.................................                9,250       466      5.04        264         9     3.41
                                                              --------   -------              -------    ------

Total interest-bearing liabilities...............              101,005     4,313      4.27     68,649     3,317     4.83
                                                                         -------                         ------
Other non-interest-bearing liabilities...........                  836                          5,734
Total stockholders' equity.......................                4,679                          4,596
                                                              --------                        -------
     Total liabilities and stockholders' equity..             $106,520                        $78,979
                                                              ========                        =======

Net interest income..............................                        $ 2,977                         $1,885
                                                                         =======                         ======
Interest rate spread.............................                                     2.61%                         1.95%
                                                                                   =======                        ======
Net yield on interest-earning assets.............                                     2.81%                         2.46%
                                                                                   =======                        ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                          104.88%                        110.94%
                                                               =======                         ======

RATE/VOLUME ANALYSIS

           The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rate (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) have been allocated proportionately between changes in rate and changes in volume at the basis of the absolute values of changes in rate and changes in volume.


                                                 YEAR ENDED JUNE 30,
                                  --------------------------------------------------
                                   1997     VS.      1996     1996     VS.     1995
                                  -------------------------  -----------------------
                                    INCREASE (DECREASE)       INCREASE (DECREASE)
                                           DUE TO                   DUE TO
                                  ------------------------   -----------------------

                                  RATE    VOLUME   TOTAL     RATE    VOLUME   TOTAL
                                  -----   ------   -------   -----   ------   ------
                                                   (IN THOUSANDS)
Interest Income:
  Loans:
    Consumer....................  $ (51)  $  731    $  680   $ 229    $   9   $ 238
    Other.......................    (24)     100        76      (4)      20      16
    Mortgage....................    158    1,511     1,669     918      (12)    906
  Mortgage-backed securities....    (18)    (182)     (200)   (186)     101     (85)
  Investment securities.........     42     (191)     (149)   (285)      72    (213)
  FHLB stock....................      2       10        12      (2)      (5)     (7)
                                  -----   ------    ------   -----    -----   -----
      Total interest income.....    109    1,979     2,088     670      185     855
                                  -----   ------    ------   -----    -----   -----

Interest expense
  Savings deposits..............    (31)      11       (20)    (16)      18       2
  Certificates of deposit.......   (495)   1,039       544     261      568     829
  Demand, NOW and money market..     (4)      19        15      46       (4)     42
  Funds borrowed................      4      453       457      (1)      --      (1)
                                  -----   ------    ------   -----    -----   -----
      Total interest expense....   (526)   1,522       996     290      582     872
                                  -----   ------    ------   -----    -----   -----

Change in net interest income...  $ 635   $  457    $1,092   $ 380    $(397)  $ (17)
                                  =====   ======    ======   =====    =====   =====


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1997 AND 1996

          The Company's total assets increased by $39.9 million, or 53.4%, from $74.7 million at June 30, 1996 to $114.6 million at June 30, 1997. The increase in assets was principally due to a $39.7 million, or 66.3%, increase in the Bank's loan portfolio, as well as a $41,000, or 27.0%, increase in prepaid expenses and other assets and a $1.1 million, or 126.2%, increase in premises and equipment. These increases were partially offset by decreases of $1.4 million, or 22.4%, in mortgage-backed securities, $175,000, or 25.1%, in cash and cash equivalents and $32,000, or .73%, in the investment securities portfolio.

          The growth in the Bank's loan portfolio during fiscal year 1997 reflects the Bank's continued focus on loan originations. Although increased originations of one- to four-family mortgages accounted for the most significant portion of the total increase in the loan portfolio, the Bank experienced growth in all categories of loans.

          The reduction in investment securities was due to maturities of securities, the proceeds of which were reinvested in higher yielding loans. The decline in the balance of mortgage-backed securities classified as available-for-sale reflects principal repayments on the securities.

          In November 1995, the Bank purchased the property adjoining the Bank's main office in Middlesboro and commenced construction of an addition to the Bank's main office which was completed in January 1997. The total cost of the project was $820,000. This construction accounted for the majority of the increase in fixed assets during fiscal year 1997.

          The growth in the Bank's total assets was funded by an increase in liabilities. Total liabilities at June 30, 1997 were $106 million, an increase of $36 million, or 51.4%, from the Bank's total liabilities of $70.1 million at June 30, 1996. The most significant increase was in FHLB advances which rose from $1.0 million at June 30, 1996 to $13 million at June 30, 1997. Total deposits also increased during the period from $68.9 million at June 30, 1996 to $91.6 million at June 30, 1997. The growth in deposits was primarily centered in certificates of deposit and was attributable to increased marketing efforts. Other liabilities rose by $1.4 million to $1.5 million at June 30, 1997. Included within this figure an increase of $715,000 was due to a loan obtained to acquire shares for the ESOP plan..

          Total stockholders' equity increased by $3.9 million from $4.6 million at June 30, 1996 to $8.5 million at June 30, 1997. This increase was due mainly to additional stock proceeds received during conversion.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

          NET INCOME. Net income for the year ended June 30, 1997 increased by $263,000, or 180.69%, to $409,000 from $146,000 for the year ended June 30,
1996. The increase was due to the combined effects of an improved net interest margin and higher non-interest income resulting primarily from loan fee income. These improvements were partially offset by the combined effects of a one time charge of $152,000 to record the funding of a director retirement plan and the special assessment on deposits insured by the SAIF of $388,000 which was paid during the second quarter of fiscal year 1997.

          NET INTEREST INCOME. Net interest income increased by $1.1 million from $1.9 million for the year ended June 30, 1996 to $3 million for the year ended June 30, 1997. The Bank's interest rate spreads widened by 66 basis points from 1.95% in fiscal year 1996 to 2.61% in fiscal year 1997 due primarily to the $29.2 million increase in interest earning assets. The ratio of average interest earning assets to average interest-bearing liabilities decreased from 110.94% for fiscal year 1996 to 104.88% for fiscal year 1997.

          INTEREST INCOME. Interest income totaled $7.3 million for the year ended June 30, 1997, an increase of $2.1 million, or 40.4%, from fiscal year 1996's level of $5.2 million. The increase resulted from a $34.8 million, or 58.2%, increase in the average balance of loans outstanding from $59.8 million for fiscal year 1996 to $94.6 million for fiscal year 1997. Mortgage loan growth accounted for the most significant portion of the total growth. Average mortgage loans outstanding rose from $52.6 million for fiscal year 1996 to $74.7 million for fiscal year 1997 and reflected the Bank's increased emphasis on loan originations during fiscal year 1997. The average balance of consumer loans also increased year to year from $4.9 million for fiscal year 1996 to $12.5 million for fiscal year 1997. Interest income from investment and mortgage-backed securities declined by $326,000, or 31.8%, from $1.0 million for fiscal year 1996 to $674,000 for fiscal year 1997 due mainly to a decrease in the average balance of such securities of $5.8 million, offset in part by a 53 basis point increase in the average yield on such securities. The decreased level of the Bank's investment and mortgage-backed securities reflects the Bank's strategy of emphasizing loan originations over investment purchases.

          INTEREST EXPENSE. Total interest expense increased by $996,000, or 30.0%, due primarily to an increase in the average balance of short term borrowings from the FHLB from $264,000 in fiscal year 1996 to $9.2 million for fiscal year 1997 as well as an increase average rate paid on the Bank's certificates of deposit and, to a lesser degree, with an increase in the average
balance of such certificates during the period.   The increased level of short
term borrowings
during fiscal year 1997 was necessitated by the high demand for loans during the period. The average rate paid on the Bank's certificates of deposit for the year ended June 30, 1997 was 4.69%, a decrease of 99 basis points from an average cost of 5.68% for the year ended June 30, 1996. The average balance of the Bank's certificates of deposit rose by $22.0 million to $72.0 million for fiscal year 1997 as compared to $50.0 million for fiscal year 1996. Overall, the average cost of interest-bearing liabilities decreased by 56 basis points to 4.27% for the year ended June 30, 1997 as compared to fiscal year 1996's level of 4.83% as the increase in the cost of FHLB borrowings and certificates of deposit was partially offset by a 38 basis point decrease in the average rate paid on NOW and Money Market accounts.

          PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $145,000, or 250%, from $58,000 for the year ended June 30, 1996 to $203,000 for the year ended June 30, 1997. The increased provision was deemed necessary by the Bank due to the growth in the Bank's loan portfolio and the increased risk profile of the loan portfolio due to the growth in consumer and commercial real estate lending during fiscal year 1997. The allowance for loan losses as a percentage of gross loans at fiscal year end 1997 was .20% as compared to 0.30% at fiscal year end 1996.

          NONINTEREST INCOME. Noninterest income totaled $723,000 for the year ended June 30, 1997, an increase of $411,000, or 131.7%, from $312,000 for the year ended June 30, 1996. During fiscal year 1997, the Bank realized a net gain of $50,000 from the sale of investment securities as compared to a net gain of $20,000 from the sale of investment securities during fiscal year 1996. In addition, due to the increased level of loan originations during the period, loan fees and other service charges rose by $385,000, or 141.5%, to a total of $657,000 for the year ended June 30, 1997 as compared to $272,000 for the year ended June 30, 1996.

          NONINTEREST EXPENSE. Noninterest expense increased $1.0 million, or 52.6%, from $1.9 million for the year ended June 30, 1996 to $2.9 million for the year ended June 30, 1997. Salaries and employee benefit expenses rose by $211,000, or 21.6%, from $975,000 for fiscal year 1996 to $1.2 million for fiscal year 1997. The increase was primarily attributable to a one-time expense of $152,000 which was incurred to fund a director retirement plan. The remaining portion of the increase reflects normal salary increases coupled with an increase in the Bank's staffing levels. Other expenses increased by $808,000, or 89.3%, from $905,000 for fiscal year 1996 to $1.7 million for fiscal year 1997. This increase was primarily attributable to the special SAIF assessment of $388,000.

          INCOME TAX EXPENSE. Income tax expense increased by $76,000 from $113,000 for fiscal year 1996 to $189,000 for fiscal year 1997. The increase in income tax expense is due directly to the increased level of earnings during fiscal year 1997. The effective tax rates for fiscal years 1997 and 1996 were 31.7% and 43.6%, respectively. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income and timing differences related to the deferred compensation arrangements.

LIQUIDITY AND CAPITAL RESOURCES

          The Company currently has no business other than that of the Bank.
The Company's assets consist almost entirely of its investments in the Bank. To fund any future dividend payments by the Company or to provide funds for activities at the Company level, the Company would be dependent upon dividends from the Bank. The Bank is subject to certain regulatory limitations with respect to certain regulatory limitations with respect to the payment of dividends to the Company. At June 30, 1997, the Bank had approximately $848,000 available for the payment of dividends by the Bank to the Company under these regulations.

          The Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 5% of deposits and short-term borrowings. The Bank's liquidity ratio for the year ended June 30, 1997 was 6.40%.

          The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $91.6 million and $69.0 million at June 30, 1997 and 1996, respectively.

          The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $699,000 and $874,000 at June 30, 1997 and 1996, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

          At June 30, 1997, Middlesboro Federal had $3.3 million in commitments to originate loans. At June 30, 1997, the Bank had $55.7 million in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

          Middlesboro Federal is not aware of any trends or uncertainties that will have or are reasonably expected to have a material effect on the Bank's liquidity or capital resources. The Bank has no current plans for material capital improvements or other capital expenditures that would require more funds than are currently on hand.

ACCOUNTING PRONOUNCEMENTS

          ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for the Company's fiscal year beginning July 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS 125 upon the results of operations of the Company is not expected to be material.

          ACCOUNTING FOR IMPAIRMENT OF LOANS. The Company's measurement of impaired loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 1997, $628,000 of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 1997. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment.

          ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS. The FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was effective for the Company's fiscal year beginning July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. SFAS No. 121 also requires that certain assets to be disposed of be measured at the lower of carrying amount or the net realizable value. The impact of adopting SFAS 121 upon the results of operations of the Company was not material.

          STOCK BASED COMPENSATION PLANS. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

IMPACT OF INFLATION AND CHANGING PRICES

          The financial statements and related data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

          Unlike most companies, the assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Bank's assets and liabilities are critical to the maintenance of acceptable performance levels.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Independent Auditor's Opinion........................................   40

Consolidated Balance Sheets
 as of June 30, 1997, 1996 and 1995..................................   41

Consolidated Statements of Income for the Years Ended
 June 30, 1997, 1996 and 1995........................................   43

Consolidated Statements of Stockholders' Equity for the Years Ended
 June 30, 1997, 1996 and 1995........................................   45

Consolidated Statements of Cash Flows for the Years Ended
 June 30, 1997, 1996 and 1995........................................   47

Notes to the Consolidated Financial Statements.......................   49


Marr, Miller & Myers, PSC
Certified Public Accountants                              P.O. Box 663
(606) 528-2454 (FAX 528-1770)                             Corbin, Kentucky 40702


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

July 28, 1997



To the Board of Directors and Stockholders
Cumberland Mountain Bancshares, Inc. and Subsidiary
Middlesboro, Kentucky


We have audited the accompanying consolidated balance sheets of Cumberland Mountain Bancshares, Inc. and Subsidiary as of June 30, 1997, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Mountain Bancshares, Inc. and Subsidiary as of June 30, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Marr, Miller & Myers, PSC

Certified Public Accountants

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                          CONSOLIDATED BALANCE SHEETS
                                   June 30,


                                    ASSETS
                                    ------

                                                                             1997                    1996                 1995
                                                                          -----------             -----------          -----------
  Cash and cash equivalents                                              $    698,741             $   874,085          $ 1,795,996
  Investment securities, held to maturity (market value $10,016,
   $638,992 and $5,465,860 at June 30, 1997, 1996 and 1995,
   respectively)                                                               10,016                 638,992            5,631,046
  Investment securities, available for sale, at market value                4,173,959               3,680,168            1,853,037
  Other investments, at market value                                          103,318                       -                    -
  Mortgage-backed securities, held to maturity (market value
   $11,769,066 at June 30, 1995)                                                    -                       -           11,846,191
  Mortgage-backed securities, available for sale, at market value           6,352,745               7,779,128                    -
  Loans, net of allowance for loan losses of $305,819, $179,584 and
   $148,182 at June 30, 1997, 1996 and 1995, respectively                  99,623,425              59,930,689           44,864,203
  Accrued interest receivable                                                 738,406                 312,427              246,650
  Federal Home Loan Bank (FHLB) stock                                         724,400                 436,200              407,100
  Other real estate owned                                                      12,778                       -                    -
  Premises and equipment, net                                               2,024,061                 895,042              690,706
  Other assets                                                                193,325                 151,652              118,085
                                                                         ------------             -----------          -----------



                                TOTAL ASSETS                             $114,655,174             $74,698,383          $67,453,014
                                                                         ============             ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                 1997          1996          1995
                                                 ----          ----          ----
LIABILITIES
 Deposits                                   $  91,596,448  $ 68,975,577  $ 62,594,832
 Advances from FHLB                            13,000,000     1,000,000             -
 Notes payable                                    714,593             -             -
 Accrued interest payable                         240,723       107,266        97,040
 Other liabilities                                589,323        19,642       153,367
                                             ------------   -----------   -----------
          Total liabilities                   106,141,087    70,102,485    62,845,239
                                             ------------   -----------   -----------


OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, .01 par value, 8,000,000
   shares authorized, 678,800 shares
   issued and outstanding ($1.00 par
   value, 510,000 shares issued and
   outstanding June 30, 1996 and 1995)              6,788       510,000       510,000
  Unearned ESOP shares                           (986,423)            -             -
  Preferred stock, 2,000,000 shares
   authorized, none issued and outstanding              -             -             -
  Paid-in capital                               5,541,930     1,023,381     1,023,381
  Retained earnings                             4,093,620     3,367,048     3,221,357
  Net unrealized gains (loss) on available
   for sale securities, net of tax effect        (141,828)     (304,531)     (146,963)
                                             ------------   -----------   -----------
          Total stockholders'
                 equity                         8,514,087     4,595,898     4,607,775
                                             ------------   -----------   -----------
        TOTAL LIABILITIES
        AND STOCKHOLDERS'
             EQUITY                         $ 114,655,174  $ 74,698,383  $ 67,453,014
                                             ============   ===========   ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                       CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended June 30,

                                            1997         1996          1995
                                            ----         ----          ----
INTEREST INCOME
  Loans                                   $6,574,471   $4,149,536   $2,988,481
  Mortgage-backed securities                 434,602      634,719      720,006
  Investment securities and other
   interest-earning assets                   239,537      388,885      602,283
  FHLB stock                                  41,778       29,290       36,180
                                          ----------   ----------   ----------
    Total interest income                  7,290,388    5,202,430    4,346,950

INTEREST EXPENSE                           4,312,826    3,317,249    2,445,229
                                          ----------   ----------   ----------

NET INTEREST INCOME                        2,977,562    1,885,181    1,901,721

PROVISION FOR LOAN LOSSES                    203,277       58,012       18,029
                                          ----------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                           2,774,285    1,827,169    1,883,692
                                          ----------   ----------   ----------

NONINTEREST INCOME
  Loan fees and service charges              657,185      271,986      213,890
  Net gain (loss) on sales of
   investment securities                      49,957       20,190      (96,438)
  Other                                       16,295       20,087       18,759
                                          ----------   ----------   ----------
    Total noninterest income                 723,437      312,263      136,211
                                          ----------   ----------   ----------

NET INTEREST AND OTHER INCOME              3,497,722    2,139,432    2,019,903
                                          ----------   ----------   ----------

NONINTEREST EXPENSE
  Salaries and employee benefits           1,186,342      975,297      788,688
  Data processing fee                        126,161      100,231       95,534
  SAIF deposit insurance premium             478,840      143,552      131,454
  Occupancy and equipment                    178,437      144,131      153,263
  Franchise and other taxes                   93,952       34,090       61,416
  Advertising                                115,339       68,853       40,007
  Other                                      719,778      413,760      305,348
                                          ----------   ----------   ----------
    Total noninterest expense              2,898,849    1,879,914    1,575,710
                                          ----------   ----------   ----------

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                              Years Ended June 30,


                                                            1997          1996          1995
                                                            ----          ----          ----
INCOME BEFORE PROVISION FOR INCOME TAXES                  598,873       259,518       444,193

PROVISION FOR INCOME TAXES                                189,923       113,827       151,112
                                                         --------      --------      --------
NET INCOME                                              $ 408,950     $ 145,691     $ 293,081
                                                         ========      ========      ========
PER SHARE DATA:
  Net income per common and common equivalent share     $   .6626     $   .2857     $   .5747
                                                         ========      ========      ========

  Weighted average common and common equivalent
    shares outstanding                                    617,207       510,000       510,000
                                                         ========      ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Years Ended June 30,


                                                                            Common Stock         Unearned ESOP Shares      Paid-In
                                                                         Shares        Amount     Shares      Amount       Capital
                                                                       -----------  ------------  -------  ------------  -----------

Balance, July 1, 1994                                                     510,000    $  510,000         -  $         -   $1,023,381
For the year ended June 30, 1995:
  Net unrealized gain (loss) on available for sale securities,
    net of deferred tax                                                         -             -         -            -            -
  Net income                                                                    -             -         -            -            -
                                                                          -------       -------   -------      -------      --------

Balance June 30, 1995                                                     510,000       510,000                      -     1,023,381

For the year ended June 30, 1996:
  Net unrealized gain (loss) on available for sale securities,
    net of deferred tax                                                         -             -         -            -             -
  Net income                                                                    -             -         -            -             -
                                                                          -------       -------   -------      -------      --------

Balance June 30, 1996                                                     510,000       510,000         -            -     1,023,381

For the year ended June 30, 1997:
  Net unrealized gain (loss) on available for sale securities,
    net of tax effect                                                           -             -         -            -             -
  Net income                                                                    -             -         -            -
  Common stock exchanged in conversion                                   (510,000)     (510,000)        -            -       510,000
  Assets acquired in conversion from Cumberland Mountain
    Bancshares, M.H.C.                                                          -             -         -            -        30,660
  ESOP shares acquired                                                          -             -    56,073     (714,593)
  Assets acquired due to merger of subsidiary                                   -             -         -            -             -
  Issuance of common stock                                                678,800         6,788    27,183     (271,830)    3,977,889
                                                                         -------       --------  --------     --------     ---------

Balance, June 30, 1997                                                    678,800    $    6,788    83,256    $(986,423)   $5,541,930
                                                                         ========      ========  ========     ========     =========


The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Years Ended June 30,


                                                                                               Net
                                                                                            Unrealized
                                                                                          Gain (Loss) On
                                                                                             Available
                                                                         Retained            For Sale
                                                                         Earnings           Securities       Total
                                                                         --------         --------------   --------
Balance, July 1, 1994                                                  $ 2,928,276          $ (121,277)  $ 4,340,380
For the year ended June 30, 1995:
  Net unrealized gain (loss) on available for sale securities,
    net of deferred tax                                                          -             (25,686)      (25,686)
  Net income                                                               293,081                   -       293,081
                                                                        ----------           ---------    ----------

Balance June 30, 1995                                                    3,221,357            (146,963)    4,607,775

For the year ended June 30, 1996:
  Net unrealized gain (loss) on available for sale securities,
    net of deferred tax                                                          -            (157,568)     (157,568)
  Net income                                                               145,691                   -       145,691
                                                                        ----------           ---------    ----------

Balance June 30, 1996                                                    3,367,048            (304,531)    4,595,898

For the year ended June 30, 1997:
  Net unrealized gain (loss) on available for sale securities,
    net of tax effect                                                            -             162,703       162,703
  Net income                                                               408,950                   -       408,950
  Common stock exchanged in conversion                                           -                   -             -
  Assets acquired in conversion from Cumberland Mountain
    Bancshares, M.H.C.                                                           -                   -        30,660
  ESOP shares acquired                                                           -                   -      (714,593)
  Assets acquired due to merger of subsidiary                              317,622                   -       317,622
  Issuance of common stock                                                       -                   -     3,712,847
                                                                        ----------           ---------    ----------

Balance, June 30, 1997                                                 $ 4,093,620          $ (141,828)  $ 8,514,087
                                                                        ==========           =========    ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years Ended June 30,

                                                                             1997           1996           1995
                                                                         -------------  -------------  -------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                                          $    408,950   $    145,691   $    293,081
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation                                                            87,624         75,908         64,358
       Amortization and accretion                                              12,196         10,353         11,921
       FHLB stock dividend                                                    (41,600)       (29,100)       (36,000)
       Provision for loan losses                                              203,278         46,153         18,029
       Gain (loss) on sales of mortgage-backed securities                       1,219        (32,602)        10,523
       Gain (loss) on sales of investment securities                          (51,176)        12,412         85,915
       Gain on sale of other real estate, net                                  (3,286)             -              -
       Deferred income tax                                                    (65,060)        14,846          6,432
       Changes in assets and liabilities:
         Accrued interest receivable                                         (425,979)       (65,777)        (3,482)
         Other assets                                                         (41,676)       (33,567)       (42,343)
         Accrued interest payable                                             133,457         10,226         30,764
         Other liabilities                                                    550,927          8,309         91,745
                                                                          -----------    -----------    -----------
            Net cash provided by (used in) operating activities               768,874        162,852        530,943
                                                                          -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Proceeds from redemption of capital stock-FHLB                                 -              -        259,100
     Purchase of FHLB stock                                                  (246,600)             -              -
     Proceeds on maturities of investment securities                          578,776      1,052,536      4,771,079
     Purchase of other securities                                            (103,318)    (3,535,540)             -
     Principal collected on mortgage-backed securities                        773,889      1,418,093      1,125,594
     Proceeds on sales of mortgage-backed securities                          855,237      6,025,238      2,524,430
     Proceeds on sales of investment securities                               101,376      1,967,048      2,410,625
     Principal collected on investment securities called                       34,071              -              -
     Purchase of investment securities                                       (497,500)             -              -
     Purchased loans                                                                -              -     (4,333,411)
     Net increase in loans                                                (39,896,014)   (15,112,639)   (11,715,753)
     Purchase of land                                                               -        (75,000)             -
     Construction in progress                                                       -       (157,064)             -
     Purchases of equipment and improvements                               (1,216,643)       (48,180)      (345,019)
     Proceeds from sale of other real estate owned                            378,233              -              -
     Investment in other real estate owned, net                              (387,725)             -              -
                                                                          -----------    -----------    -----------
            Net cash provided by (used in) investing activities           (39,626,218)    (8,465,508)    (5,303,355)
                                                                          -----------    -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             Years Ended June 30,


                                           1997           1996          1995
                                           ----           ----          ----
CASH FLOW FROM FINANCING ACTIVITIES
 Borrowings from FHLB                    40,000,000     3,600,000             -
 Repayments to FHLB                     (28,000,000)   (2,600,000)            -
 Net increase in deposits                22,620,871     6,380,745     4,737,197
 Proceeds from sale of common stock       3,712,847             -             -
 Purchase of unearned ESOP shares          (714,593)            -             -
 Proceeds from borrowings for ESOP
  shares                                    714,593             -             -
 Assets acquired in conversion              348,282             -             -
                                        -----------    ----------    ----------
      Net cash provided by (used in)
       financing activities              38,682,000     7,380,745     4,737,197
                                        -----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                          (175,344)     (921,911)      (35,215)

CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR                                    874,085     1,795,996     1,831,211
                                        -----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF
 YEAR                                  $    698,741   $   874,085   $ 1,795,996
                                        ===========    ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash payment for:
    Interest                           $  4,179,369   $ 3,307,023    $2,414,465
                                        ===========    ==========    ==========

    Income taxes                       $     66,248   $   196,640    $   69,158
                                        ===========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

  The accounting policies that affect the significant elements of the financial statements are summarized below:

  BASIS OF PRESENTATION AND ORGANIZATION: The consolidated financial statements
  --------------------------------------
    of Cumberland Mountain Bancshares, Inc. and Subsidiary (the Company) include the accounts of the Company, Middlesboro Federal Bank, F.S.B. (the "Bank") and the Bank's wholly-owned subsidiary, Home Mortgage Loan Corporation. All significant intercompany accounts and transactions have been eliminated. On December 12, 1996, the Boards of Directors of the Bank and the Mutual Holding Company adopted a Plan of Conversion and Reorganization (the "Plan") and in December, 1996 the Bank organized the Company under Tennessee law as a first-tier wholly owned subsidiary. Pursuant to the Plan: (i) the Mutual Holding Company converted to an interim federal stock savings bank and simultaneously merged with and into the Bank; (ii) the Mutual Holding Company ceased to exist and the 330,000 shares or 64.71% of the outstanding Bank Common Stock held by the Mutual Holding Company was cancelled; and
    (iii) a second interim savings association ("Interim") was formed by the Company solely for the purpose of the merger with and into the Bank. As a result of the merger of Interim with and into the Bank, the Bank became a wholly owned subsidiary of the Company operating under the name "Middlesboro Federal Bank, Federal Savings Bank" and the outstanding Public Bank Shares, which amounted to 180,000 shares or 35.29% of the outstanding Bank Common Stock at September 30, 1996, was converted into the Exchange Shares pursuant to a ratio (the "Exchange Ratio"), which resulted in the holders of such shares (the "Public Stockholders") owning in the aggregate approximately the same percentage of the Common Stock outstanding upon the completion of the Conversion and Reorganization (i.e., the Conversion Stock and the Exchange Shares) as the percentage of Bank Common Stock Owned by them in the aggregate immediately prior to consummation of the Conversion and Reorganization, before giving effect to: (i) the exercise of dissenters' rights of appraisal by the holders of any shares of Bank Common Stock; (ii) the payment of cash in lieu of issuing fractional Exchange Shares; and (iii) any shares of Conversion Stock purchased by the Bank's stockholders in the Offerings or the ESOP thereafter. All necessary governmental and shareholder approvals for the Conversion and Reorganization were received. The Company's primary source of income is from its banking subsidiary which operates in Middlesboro, Kentucky with two branches in Pineville and Cumberland, Kentucky. The Bank's primary source of revenue is derived from net interest income on loans and investments.

  USE OF ESTIMATES: The preparation of financial statements in conformity with
  ----------------
    generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

    While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

  CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash
  -------------------------
    equivalents include cash and due from banks, interest bearing deposits having maturities of 90 days or less with other financial institutions, federal funds sold and money market mutual funds.

  INVESTMENT SECURITIES: Investment securities that are held for short-term
  ---------------------
    resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Other marketable securities are classified as available for sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

  MORTGAGE-BACKED SECURITIES: Mortgage-backed securities represent participating
  --------------------------
    interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Management intends and has the ability to hold such securities to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

  LOANS: Loans are stated at unpaid principal balances, less the allowance for
  -----
    loan losses and net deferred loan fees and unearned discounts.

    Unearned discounts on installment loans are recognized as income over the term of the loans using the interest method.

    Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997



NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

    Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

  ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a
  -------------------------
    level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

  ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT
  -----------------------------------------------------------------------------
  OF LIABILITIES: The FASB has issued SFAS No. 125, "Accounting for Transfers
  --------------
    and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for the Company's fiscal year beginning July 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS 125 upon the results of operations of the Company is not expected to be material.

  ACCOUNTING FOR IMPAIRMENT OF LOANS: The Company's measurement of impaired
  ----------------------------------
    loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 1997, $627,820 of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 1997. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment.

  PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less
  ----------------------
    accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements for which the lesser of the estimated useful life of the asset or the term of the lease is used. The useful lives used in computing depreciation and amortization are as follows:

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------


                                                                  Years
                                                                  -----
    Office buildings and improvements                                39
    Furniture, fixtures and equipment                                 7
    Leasehold improvements                                         5-15

    Gains and losses on routine dispositions are reflected in current operations. Maintenance, repairs and minor improvements are charged to operating expenses, and major replacements and improvements are capitalized.

  OTHER REAL ESTATE OWNED: Other real estate owned ("ORE") represents property
  -----------------------
    acquired through foreclosure proceedings held for sale and real estate held for investment. ORE is carried at its fair value, net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in ORE expense. Recoverable costs relating to the development and improvement of ORE are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. Management is of the opinion that such sales will result in net proceeds at least equal to present carrying values.

  ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS: The FASB issued SFAS No. 121,
  ----------------------------------------------
    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was effective for the Company's fiscal year beginning July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. SFAS No. 121 also requires that certain assets to be disposed of be measured at the lower of carrying amount or the net realizable value. The impact of adopting SFAS 121 upon the results of operations of the Company was not material.

  INCOME TAXES: The Company follows the liability method which establishes
  ------------
    deferred tax assets and liabilities for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met, that is, unless a greater than fifty percent probability exists that the tax benefits will not actually be realized sometime in the future.

    Effective April 1, 1995, federal regulations restricted the amount of deferred tax assets that can be used to meet regulatory capital requirements to an amount that the institution expects to realize within one year, or ten percent of Tier I capital, whichever is less.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        ------------------------------------------------------

    The Company and its subsidiary file consolidated tax returns with the federal and state taxing authorities. A tax sharing agreement exists between the Company and the Bank whereby taxes for the Bank are computed as if the Bank were a separate entity. Amounts to be paid or credited with respect to current taxes are paid to or received from the Company.

  NET INCOME PER SHARE OF COMMON STOCK: Net income per share of common stock is
  ------------------------------------
    computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

  ACCRUED COMPENSATED ABSENCES: The Company requires all earned vacation to be
  ----------------------------
    taken by their employees. There is no liability for compensated absences reflected in the accompanying financial statements due to the immateriality of the accrual.

  STOCK-BASED COMPENSATION PLANS: The Company accounts for its stock-based
  ------------------------------
    compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 and been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

NOTE 2 - INVESTMENT SECURITIES
         ---------------------

  The carrying value, unrealized gains (loss) and estimated market value of investment securities held to maturity and other investments are summarized as follows:

                                             Gross       Gross     Estimated
                                Amortized  Unrealized  Unrealized   Market
                                  Cost       Gains       Losses      Value
                                ---------  ----------  ----------  ---------
June 30, 1997
-------------
 Municipal bond                  $ 10,016   $     -      $     -    $ 10,016
                                  =======    ======       ======     =======

 NCF Financial Corporation       $ 88,318   $     -      $     -    $ 88,318
 Intrieve Corporation              15,000         -            -      15,000
                                  -------    ------       ------     -------
                                 $103,318   $     -      $     -    $103,318
                                  =======    ======       ======     =======
June 30, 1996
-------------
 Certificates of deposit         $576,000   $     -      $     -    $576,000
 U.S. League stock and other       62,992         -            -      62,992
                                  -------    ------       ------     -------
                                 $638,992   $     -      $     -    $638,992
                                  =======    ======       ======     =======

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         ---------------------------------


                                               Gross        Gross     Estimated
                                 Amortized   Unrealized  Unrealized    Market
                                    Cost       Gains       Losses       Value
                                 ----------  ----------  ----------   ---------
June 30, 1995
-------------
 U.S. Treasury and government
  agencies                       $3,939,518   $      -    $(165,186)  $3,774,332
 Certificates of deposit          1,626,000          -            -    1,626,000
 U.S. League stock and other         65,528          -            -       65,528
                                  ---------    -------     --------    ---------
                                 $5,631,046   $      -    $(165,186)  $5,465,860
                                  =========    =======     ========    =========

  The Company has the intent and ability to hold these securities to maturity.

  The carrying value, unrealized gains (loss) and estimated market value of investment securities available for sale are summarized as follows:


                                             Gross        Gross       Estimated
                               Amortized   Unrealized   Unrealized     Market
                                 Cost        Gains        Losses        Value
                               ---------   ----------   ----------    ---------
June 30, 1997
-------------
 U.S. Treasury and
  government agencies          $3,315,369    $      -   $  (50,802)   $3,264,567
 Franklin U.S. Government
  Securities Fund               1,000,000           -      (90,608)      909,392
                                ---------     -------    ---------     ---------
                               $4,315,369    $      -   $ (141,410)   $4,173,959
                                =========     =======    =========     =========
June 30, 1996
-------------
  U.S. Treasury and
   government agencies         $2,852,651    $ 16,168   $  (74,041)   $2,794,778
  Franklin U.S. Government
   Securities Fund              1,000,000           -     (114,610)      885,390
                                ---------     -------    ---------     ---------
                               $3,852,651    $ 16,168   $ (188,651)   $3,680,168
                                =========     =======    =========     =========
June 30, 1995
-------------
  U.S. Treasury and
   government agencies         $1,000,000    $      -   $  (60,355)   $  939,645
  Franklin U.S. Government
   Securities Fund              1,000,000           -      (86,608)      913,392
                                ---------     -------    ---------     ---------
                               $2,000,000    $      -   $ (146,963)   $1,853,037
                                =========     =======    =========     =========

   The gross realized gains, losses and proceeds on sales of investment securities are as follows:


                                               1997        1996          1995
                                               ----        ----          ----
   Proceeds                                  $101,376   $1,967,048    $2,410,625
                                              =======    =========     =========

   Gross realized gains                      $ 51,176   $      798    $        -
                                              =======    =========     =========

   Gross realized losses                     $      -   $   13,210    $   85,915
                                              =======    =========     =========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         ---------------------------------

  The amortized cost and estimated market value of investment securities, by contractual maturity, are as follows:


                                      June 30, 1997               June 30, 1996               June 30, 1995
                                -----------------------     -----------------------     -----------------------
                                              Estimated                   Estimated                   Estimated
                                 Amortized     Market        Amortized     Market        Amortized     Market
                                   Cost        Value           Cost        Value           Cost        Value
                                ----------   ----------     ----------   ----------     ----------   ----------
 Due in one year or less        $1,003,041   $  994,102     $  578,777   $  578,777     $1,052,536   $1,052,536
 Due after one year through
   five years                    1,504,589    1,473,833      2,010,015    1,935,974      3,088,792    2,892,437
 Due after five years
   through ten years                     -            -              -            -      1,478,625    1,454,701
 Due after ten years               817,755      806,648        852,651      868,819        960,893      955,631
                                ----------   ----------     ----------   ----------     ----------   ----------

                                 3,325,385    3,274,583      3,441,443    3,383,570      6,580,846    6,355,305
 Franklin U.S. Government
   Securities Fund               1,000,000      909,392      1,000,000      885,390      1,000,000      913,392
 Other investments                 103,318      103,318         50,200       50,200         50,200       50,200
                                ----------   ----------     ----------   ----------     ----------   ----------
   Total investment
    securities                  $4,428,703   $4,287,293     $4,491,643   $4,319,160     $7,631,046   $7,318,897
                                ==========   ==========     ==========   ==========     ==========   ==========

  There were no issues held at June 30, 1997, 1996 and 1995, that exceeded 10% of stockholders' equity. At June 30, 1997, investment securities with an amortized cost of $2,497,614 and estimated market value of $2,457,919 were pledged to secure deposits.

NOTE 3 - MORTGAGE-BACKED SECURITIES
         --------------------------

  Mortgage-backed securities are summarized as follows:


                                   Gross      Gross     Estimated
                   Amortized    Unrealized  Unrealized   Market
                      Cost         Gains      Losses     Value
                  ----------      ------    --------   ----------
June 30, 1997
-------------
  GNMA            $  612,578      $1,478    $ (1,177)  $  612,879
  FNMA             5,813,648       2,380     (76,162)   5,739,866
                  ----------      ------    --------   ----------
    Total         $6,426,226      $3,858    $(77,339)  $6,352,745
                  ==========      ======    ========   ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 3 - MORTGAGE-BACKED SECURITIES (CONTINUED)
         --------------------------------------


                                              Gross        Gross      Estimated
                                Amortized   Unrealized   Unrealized    Market
                                  Cost        Gains        Losses       Value
                               -----------  ----------   ----------  -----------
June 30, 1996
-------------
 GNMA                          $ 1,591,209   $       -   $ (19,173)  $ 1,572,036
 FNMA                            6,476,847           -    (269,755)    6,207,092
                                ----------   ---------    --------    ----------
   Total                       $ 8,068,056   $       -   $(288,928)  $ 7,779,128
                                ==========   =========    ========    ==========

June 30, 1995
-------------
 GNMA                          $ 7,254,440   $  62,661   $  29,973   $ 7,287,128
 FNMA                            4,591,751       5,401     115,214     4,481,938
                                ----------    --------    --------    ----------
   Total                       $11,846,191   $  68,062   $ 145,187   $11,769,066
                                ==========    ========    ========    ==========

  Mortgage-backed certificates represent participating interests in pools of long-term first mortgage loans. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

  The gross realized gains, losses and proceeds on sales of mortgage-backed securities are as follows:

                                               1997        1996         1995
                                               ----        ----         ----
   Proceeds                                   $855,237   $6,025,238   $2,524,430
                                               =======    =========    =========

   Gross realized gains                       $  2,014   $   37,970   $   26,112
                                               =======    =========    =========

   Gross realized losses                      $  3,233   $    5,368   $   36,635
                                               =======    =========    =========

  At June 30, 1997, mortgage-backed securities with an amortized cost of $1,650,362 and estimated market value of $1,646,615 were pledged to secure deposits.

NOTE 4- LOANS
        -----

  Major classifications of loans are summarized as follows:

                                            1997          1996          1995
                                            ----          ----          ----
Real estate:
   Loans on residential properties:
     One to four units                   $59,874,332   $35,462,628   $26,429,824
     More than four units                  1,441,364       339,000       244,206
   Loans on nonresidential properties     17,401,620     8,560,035     3,489,652
                                          ----------    ----------    ----------
       Total real estate loans            78,717,316    44,361,663    30,163,682

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 4 - LOANS (CONTINUED)
         -----------------


                                        1997           1996           1995
                                        ----           ----           ----
 Purchased loans                       3,713,722      8,477,473      9,215,104
 Commercial                            8,310,725      1,706,546      1,585,159
 Consumer                             12,480,669      7,683,560      5,703,795
 Credit cards                            580,289        426,855         44,007
                                     -----------     ----------     ----------
       Total loans                   103,802,721     62,656,097     46,711,747

  Less:
   Unearned discounts                   (125,801)      (596,446)      (939,759)
   Allowance for loan losses            (305,819)      (179,584)      (148,182)
   Loans in process                   (3,747,676)    (1,949,378)      (759,603)
                                     -----------     ----------     ----------
       Net loans                    $ 99,623,425    $59,930,689    $44,864,203
                                     ===========     ==========     ==========

Activity in the allowance for loan losses is summarized as follows:


                                         1997           1996           1995
                                         ----           ----           ----
  Balance, beginning of year        $    179,584    $   148,182    $   131,115
  Provision for loan losses              203,277         58,012         18,029
  Charge-offs                            (99,680)       (36,209)        (4,290)
  Recoveries                              22,638          9,599          3,328
                                     -----------     ----------     ----------
  Balance, end of year              $    305,819    $   179,584    $   148,182
                                     ===========     ==========     ==========

Non-accrual loans and their impact on interest income are as follows:


                                         1997           1996           1995
                                         ----           ----           ----
   Non-accrual loans                $    627,820    $   349,000    $   135,000
                                     ===========     ==========     ==========
  Impact on interest income:
   Interest income that would
    have been recorded on
     non-accrual loans in
      accordance with original
      terms                         $     14,402    $     5,802    $         -
                                     ===========     ==========     ==========
 Interest income actually
  received and recorded during
  the period                        $     34,254    $    17,407    $    20,030
                                     ===========     ==========     ==========

  The Company originates both adjustable and fixed rate real estate loans. The composition of these loans was as follows (amounts in thousands):

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997

NOTE 4 - LOANS (CONTINUED)
         -----------------


                                                   1997         1996      1995
                                                   ----         ----      ----
  Term to Maturity
   Fixed Rate:
     1 month - 1 year                            $ 2,056      $   282   $   733
     1 year - 3 years                                202          267       371
     3 years - 5 years                             2,238          242       423
     5 years - 10 years                            4,676        1,159     1,750
     10 years - 20 years                           8,143        8,328     4,829
                                                  ------       ------    ------
      Total                                      $17,315      $10,278   $ 8,106
                                                  ======       ======    ======

  Term to Rate Adjustment
   Adjustable Rate:
      1 month - 1 year                           $   780      $   100   $   124
      1 year - 3 years                                85          116       101
      3 years - 5 years                            2,325          131       540
      5 years - 10 years                           4,280        1,927     2,009
      10 years - 20 years                         53,932       29,861    18,524
                                                  ------       ------    ------
        Total                                    $61,402      $32,135   $21,298
                                                  ======       ======    ======

  The adjustable rate loans have interest rate adjustment limitations tied to various indexes. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on short-term deposits which have primarily been utilized to fund these loans.

  The Company is engaged principally in providing first mortgage loans and accepting deposits. Substantially all of the Company's mortgage loan portfolio at June 30, 1997, 1996 and 1995, represents loans to borrowers in Southeastern Kentucky and Northeastern Tennessee. The Company's policy is to make mortgage loans that generally do not exceed 80% of the appraised value of the underlying property. The Company's loans on nonresidential properties are collateralized by churches, hospitals and other business properties.

  The Company has a blanket pledge to the Federal Home Loan Bank of $19,500,000 of their first mortgages on one-to-four family residences to secure their borrowings.

  Loans made to officers and directors of the Company and their interests are presented below.

                                     Balance,                               Balance,
                                 Beginning of Year  New Loans  Repayments  End of Year
                                 ----------------   ---------  ----------  -----------
      1997                           $ 969,746      $ 316,430  $  221,655  $ 1,064,521
                                      ========       ========   =========   ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997



NOTE 5 - OTHER REAL ESTATE OWNED
         -----------------------

  Federal banking regulations require the Company to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. Failure to receive additional extensions could result in losses on ORE.

  Loans converted to ORE through foreclosure proceeding totaled $387,725 for the year ended June 30, 1997. Sales of ORE that were financed by the Company totaled $378,233 for the year ended June 30, 1997. At June 30, 1996 and 1995, there was no real estate acquired in settlement of loans.

NOTE 6 - ACCRUED INTEREST RECEIVABLE
         ---------------------------

  Accrued interest receivable is comprised of the following:

                                                   1997         1996        1995
                                                   ----         ----        ----
  Investment securities                         $   24,005  $   27,203  $  100,954
  Mortgage-backed securities                        33,609      41,362      62,567
  Loans                                            680,792     243,862      83,129
                                                ----------  ----------  ----------
  Total                                         $  738,406  $  312,427  $  246,650
                                                ==========  ==========  ==========

NOTE 7 - PREMISES AND EQUIPMENT
         ----------------------


  Premises and equipment is comprised of the following:

                                                    1997        1996        1995
                                                    ----        ----        ----
  Land                                          $  155,000  $  155,000  $   80,000
  Office buildings and improvements              1,532,094     470,485     470,485
  Furniture, fixtures and equipment              1,023,565     711,467     663,287
  Construction in progress                               -     157,064           -
                                                ----------  ----------  ----------
  Total premises and equipment                   2,710,659   1,494,016   1,213,772
  Less accumulated depreciation                    686,598     598,974     523,066
                                                ----------  ----------  ----------
    Net premises and equipment                  $2,024,061  $  895,042  $  690,706
                                                ==========  ==========  ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 8 - DEPOSITS
         --------

  Deposits are summarized as follows:


                                            Weighted
                                          Average Rate      Amount     Percent
                                          ------------      ------     -------
  June 30, 1997
  -------------
    Balance by interest rate:
    Transaction accounts:
      Demand and NOW checking (including
      non-interest bearing deposits of
       $1,480,424)                            2.52%      $ 9,780,631    10.68%
      Savings                                 2.77%        9,642,903    10.53
      Money market                            3.93%          984,299     1.07
                                                         -----------  -------
       Total transaction accounts                         20,407,833    22.28
                                                         -----------  -------

    Certificates of deposit accounts:
      2.75% - 3.00%                                           76,904      .08
      3.01% - 5.00%                                        6,966,299     7.61
      5.01% - 7.00%                                       64,145,412    70.03
                                                         -----------  -------
       Total certificates of deposit
        accounts                                          71,188,615    77.72
                                                         -----------  -------

       Total                                             $91,596,448   100.00%
                                                         ===========  =======
    Weighted average annual interest
     rate on total deposits                                              5.02%
                                                                      =======
  June 30, 1996
  -------------
    Balance by interest rate:
    Transaction accounts:
      Demand and NOW checking (including
      non-interest bearing deposits of
       $1,377,450)                            2.29%      $ 8,712,164    12.63%
      Savings                                 2.74%        9,145,766    13.26
      Money market                            3.00%          510,604      .74
                                                         -----------  -------
       Total transaction accounts                         18,368,534    26.63
                                                         -----------  -------

    Certificates of deposit accounts:
      3.01% - 5.00%                                        7,857,103    11.39
      5.01% - 7.00%                                       42,749,940    61.98
                                                         -----------  -------
       Total certificates of deposit
        accounts                                          50,607,043    73.37
                                                         -----------  -------

        Total                                            $68,975,577   100.00%
                                                         ===========  =======
    Weighted average annual interest
     rate on total deposits                                              4.97%
                                                                      =======

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997



NOTE 8 - DEPOSITS (CONTINUED)
         --------------------

  June 30, 1995
  -------------
    Balance by interest rate:
    Transaction accounts:
      Demand and NOW checking (including
      non-interest bearing deposits of $937,503)   2.30%   $ 6,707,311   10.72%
      Savings                                      2.98%     9,746,542   15.57
      Money market                                 2.99%       440,404     .70
                                                           -----------  ------
       Total transaction accounts                           16,894,257   26.99
                                                           -----------  ------
    Certificates of deposit accounts:
      3.01% - 5.00%                                          4,859,574    7.76
      5.01% - 7.00%                                         40,707,237   65.03
      7.01% - 9.00%                                            133,764     .22
                                                           -----------  ------
       Total certificates of deposit accounts               45,700,575   73.01
                                                           -----------  ------
       Total                                               $62,594,832  100.00%
                                                           ===========  ======
    Weighted average annual interest rate on
     total deposits                                                       4.91%
                                                                        ======


    Remaining contractual maturity of certificates of deposit accounts:

                                     1997                    1996                          1995
                                     ----                    ----                          ----
      Under one year            $55,714,946     78.26%    $35,574,688       70.30%     $25,781,368     56.41%
      One to three years         14,490,813     20.36      12,569,711       24.84       17,020,762     37.24
      Three to five years           849,046      1.19       1,809,312        3.58        1,892,647      4.15
      Five to ten years             100,116       .14         556,834        1.10        1,005,798      2.20
      Ten to twenty years            33,694       .05          96,498         .18                -         -
                                -----------    ------     -----------      ------      -----------    ------
       Total                    $71,188,615    100.00%    $50,607,043      100.00%     $45,700,575    100.00%
                                ===========    ======     ===========      ======      ===========    ======

  The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $17,552,219, $5,153,492 and $3,682,590 at June 30, 1997, 1996 and 1995, respectively.

  Interest expense on deposits consists of the following:

                                         1997         1996         1995
                                         ----         ----         ----
    NOW checking and money market     $  217,386  $  194,381   $  159,710
    Savings                              249,743     269,887      267,562
    Certificates of deposit            3,380,128   2,835,609    2,007,325
                                      ----------  ----------   ----------
    Total                             $3,847,257  $3,299,877   $2,434,597
                                      ==========  ==========   ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997

NOTE 9 - FEDERAL INCOME TAXES
         --------------------

  Income taxes are comprised of the
   following:
                                                 1997        1996       1995
                                                 ----        ----       ----
  Current provision                            $254,710    $ 98,981   $130,913
  Deferred benefit                              (64,787)     14,846     20,199
                                               --------    --------   --------
                                               $189,923    $113,827   $151,112
                                               ========    ========   ========

  Deferred tax assets and liabilities were
   comprised of the following:
                                                                        1997
                                                                        ----
    Tax bases over financial bases for
     loans (loan loss reserve and discounts)                          $ 47,701
    Deferred compensation                                               51,009
    Retirement plans                                                    52,924
    Depreciation                                                       (75,247)
    Unrealized gains (losses) on securities                             73,063
                                                                      --------
    Net deferred tax asset                                            $149,450
                                                                      ========

  The Company's effective tax rate varies from the statutory rate of thirty-four percent. The reasons for this difference are as follows:

                                                                        1997
                                                                        ----
  Computed "expected" tax provision                                   $203,617
  Increase (reduction) of taxes:
    Valuation allowance                                                (65,658)
    Tax-exempt income                                                  (14,550)
    Allowance for loan losses                                           33,690
    Retirement plans                                                    52,924
    Deferred compensation                                               (2,482)
    Depreciation                                                       (18,118)
    Other                                                                  500
                                                                      --------
    Total                                                             $189,923
                                                                      ========


NOTE 10 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES
          -----------------------------------------------------

  CONCENTRATION OF CREDIT RISK: The Company's core customer loan origination
  ----------------------------
    base is located in Southeastern Kentucky and Northeastern Tennessee. At June 30, 1997, approximately 79 percent of the Company's loan portfolio was secured by real estate. Mortgage loans secured by 1-4 family properties comprised approximately 60 percent of total mortgage loans at June 30, 1997.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 10 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          -----------------------------------------------------------------

  OFF-BALANCE-SHEET ITEMS: The Company enters into financial instruments with
  -----------------------
    off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk that are not recognized in the accompanying consolidated balance sheet.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    A summary of financial instruments with off-balance-sheet risk at June 30, 1997, is as follows (in thousands):

    Commitments to extend credit                                      $1,217
    Unfunded lines of credit                                           1,216
    Commercial and standby letters of credit                             891
                                                                      ------
    Total                                                             $3,324
                                                                      ======

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include premises and equipment, inventory and accounts receivable. Unfunded lines of credit represent the undisbursed portion of lines of credit which have been extended to customers.

    Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company typically holds certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower.

  DIVIDENDS: Regulations limit the amount of dividends the Bank can pay in any
  ---------
    given year to that year's net income plus retained net income from the two preceding years. Additionally, the Bank and the Company cannot pay dividends which would cause either to be undercapitalized as defined by federal regulations.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 10 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          -----------------------------------------------------------------

  COMMITMENTS: The Company has entered into two noncancelable operating leases
  -----------
    for branch banking locations. At June 30, 1997, minimum rental commitments based on the remaining noncancelable lease terms were as follows:


         1998                                                        $ 29,820
         1999                                                          29,820
         2000                                                          29,820
         2001                                                          29,820
         2002                                                          13,020
                                                                     --------
                                                                     $132,300
                                                                     ========

    Total rent expense for the years ended June 30, 1997, 1996 and 1995 was $20,020, $13,020 and $23,943, respectively.

  INDEMNIFICATION AGREEMENTS: The Bank and the Company have entered into
  --------------------------
    Indemnification Agreements (the "Indemnification Agreements") with all of the Bank's and the Company's directors. The Indemnification Agreements provide for retroactive as well as prospective indemnification to the fullest extent permitted by law against any and all expenses (including attorneys' fees and all other costs and obligations), judgements, fines, penalties and amounts paid in settlement in connection with any claim or proceeding arising out of the indemnitee's service as a director. The Indemnification Agreements also provide for the prompt advancement of expenses to the director in connection with investigating, defending or being a witness or participating in any proceeding. The Indemnification Agreements further provide a mechanism through which the director may seek court relief in the event the Company's or the Bank's Board of Directors (or other person appointed by such Board) determines that the director would not be permitted to be indemnified under applicable law. The Indemnification Agreements impose on the Bank and the Company the burden of proving that the director is not entitled to indemnification in any particular case. If a change in control (as defined) occurs, the director would be entitled to continue on as a director emeritus or as an advisory director for one year after the change in control, with annual renewal by the Board of Directors of the successor entity upon a duly adopted resolution.

    While not requiring the maintenance of directors' liability insurance, the Indemnification Agreements provide that the Bank or the Company may obtain such insurance, if desired. Further, the Indemnification Agreements provide that if the Bank or the Company pays a director pursuant to an Indemnification Agreement, the Bank or the Company will be subrogated to such director's rights to recover from third parties.

NOTE 11 - EMPLOYEE BENEFIT PLANS
          ----------------------

  On July 1, 1995, a 401(k) plan was adopted covering substantially all employees. Each employee of the Company automatically becomes eligible to participate in the plan on the July 1 immediately following the date on which such employee attains the age of 18 and completes one year of service.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 11 - EMPLOYEE BENEFIT PLANS (CONTINUED)
          ---------------------------------

     Employees' before-tax contributions are limited based on restrictions established by the Internal Revenue Service. In each plan year, the Company will make matching contributions to each account equal to 25% of the employees elective contributions. Employees are 100% vested at all times in their contributions and regular matching contributions. In addition, the 401(k) arrangement plan permits the Company to contribute a discretionary amount to all of the participants for any plan year, and that contributions will be allocated among the participants based upon their respective shares of the total compensation paid during the plan year to all participants eligible. The Company's contributions were $13,694 in the year ended June 30, 1997. The Bank was a participant in the Financial Institutions Retirement Fund in 1996 and 1995, a multi-employer defined benefit pension plan covering substantially all full-time employees who had completed one year of continuous service. Retirement expense was $44,657 and $50,897 for the years ended June 30, 1996 and 1995, respectively.

NOTE 12- FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

     Generally, the Company's practice and intent is to hold its financial instruments to maturity, unless otherwise designated. Where available, quoted market prices are used to determine fair value. However, many of the Company's financial instruments lack quoted market prices. Although the Company has incorporated what it considers to be appropriate estimation methodologies for those financial instruments which lack quoted market prices, a significant number of assumptions must be used in determining such estimated fair values. Such assumptions include subjective assessments of current market conditions, perceived risks associated with these financial instruments and other factors. Different assumptions might be considered by the user of the financial statements to be more appropriate, and the use of alternative assumptions or estimation methodologies could have a significant effect on the resulting estimated fair values. The estimated fair value presented neither include nor give effect to the values associated with the Company's business, existing customer relationships, and branch banking network, among other things.

     The following estimates of the fair value of certain financial instruments held by the Company include only instruments that could reasonably be evaluated. The investment securities portfolio was evaluated using market quotes as of June 30, 1997. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows, after adjusting for credit deterioration, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. Cash and cash equivalent are valued at cost. The fair values disclosed for checking accounts, savings accounts, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair value for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
          ----------------------------------------------

     These evaluations may incorporate specific value to the Company in accordance with its asset/liability strategies, interest rate projections and business plans at a specific point in time, and therefore, should not necessarily be viewed as liquidation value. They should also not be used in determining overall value of the Company due to undisclosed and intangible aspects such as business and franchise value, and due to changes to assumptions of interest rates and expected cash flows which might need to be made to reflect expectations of returns to be earned on instruments with higher credit risks.

     The table below illustrates the estimated fair value of the Company's financial instruments as of June 30 using the assumptions described above (in thousands):


     Cash and cash equivalents                                         $    699
                                                                        =======
     Investment securities                                             $ 10,640
                                                                        =======
     Loans                                                             $ 99,522
                                                                        =======
     Deposits                                                          $ 85,973
                                                                        =======
     Advances from FHLB                                                $ 13,000
                                                                        =======
     Notes payable                                                     $    715
                                                                        =======
     Standby letters of credit                                         $    891
                                                                        =======
     Commitments to extend credit and unfunded lines of credit         $  2,433
                                                                        =======

NOTE 13 - DIRECTORS' RETIREMENT PLAN
          --------------------------

     The Company has adopted the Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Directors (The "Directors' Plan") pursuant to which directors of the Company are entitled to receive, upon retirement, sixty monthly payments in the amount of 75% of the average monthly fees that the respective director received for service on the Board during the 12-month period preceding termination of service on the Board, subject to a 20 year vesting schedule. In connection with the adoption of the Directors' Plan, the Bank incurred an expense of $147,560. The liability accrued under this plan was $137,360 at June 30, 1997 and the related deferred tax asset was $43,234.

NOTE 14 - 1993 MANAGEMENT RECOGNITION AND RETENTION PLAN AND TRUST
          --------------------------------------------------------

     The Bank established the 1993 MRP as a method of providing directors, officers and other key employees of the Bank with a proprietary interest in the Bank in a manner designed to encourage such persons to remain with the Bank. The Bank contributed funds to the 1993 MRP to enable it to acquire 3% of the shares of Bank Common Stock issued to the public in connection with the MHC Reorganization.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 14 - 1993 MANAGEMENT RECOGNITION AND RETENTION PLAN AND TRUST (CONTINUED)
          -------------------------------------------------------------------

     A committee of the nonemployee directors administers the trust and makes awards to officers; however, awards to nonemployee directors are fixed under the 1993 MRP. Under the 1993 MRP, awards are granted to directors and officers in the form of shares of Bank Common Stock to be held in trust under the 1993 MRP. Awards are nontransferable and nonassignable. Participants were granted awards at the time of the completion of the MHC Reorganization which awards vest on a five-year schedule at a rate of 20% per year. No awards under the 1993 MRP shall exceed the Benefit Plan Limitations (as defined). The Committee may provide for a less or more rapid vesting with respect to awards granted under the 1993 MRP. Awards will be 100% vested upon termination of employment due to death, disability, retirement at age 70 or following a change in control (as defined).

     In the event that an employee terminates employment or a director ceases to serve with the Bank, the employee's or director's nonvested awards will be forfeited. When shares become vested in accordance with the 1993 MRP, the participants recognize income equal to the fair market value of the Bank Common Stock at that time. The amount of income recognized by the participants will be a deductible expense for tax purposes for the Bank. When shares become vested and are actually distributed in accordance with the 1993 MRP, the participants will also receive amounts equal to any accrued dividends with respect thereto. Prior to vesting, recipients of awards may direct the voting of the shares allocated to them. Unallocated shares will be voted by the 1993 MRP trustees. Earned shares are distributed to recipients as soon as practicable following the day on which they are earned.

     At June 30, 1997, all shares under this plan were exercised and issued as fully vested shares.

NOTE 15 - EMPLOYMENT AGREEMENT
          --------------------

     In August, 1996, the Bank entered into an employment agreement (the "Employment Agreement") with Mr. James J. Shoffner (the "Employee") who serves as its President, Chief Managing Officer and as a director. The Board believes that the Employment Agreement assures fair treatment of the Employee in his career with the bank by assuring him of some financial security. Pursuant to an amendment to the Employment Agreement, the Company will become joint and severally liable with the Bank for its obligations under the employment agreement.

     The Employment Agreement provides for a term of three years, with the Employee's annual base salary equal to $55,000. On each anniversary date of the commencement of the Employment Agreement, the term of the Employee's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the Employee has met the required performance standards and that such Employment Agreement should be extended. The Employment Agreement provides the Employee with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. The Employment Agreement shall terminate upon the Employee's death, may terminate upon the Employee's disability and is terminable by the Bank for "just cause" (as defined in the Employment Agreement). In the event of termination for just cause, no severance benefits are available. If the Bank terminates the Employee without just cause, the Employee

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 15 - EMPLOYMENT AGREEMENT (CONTINUED)
          -------------------------------

will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the Employment Agreement and at the Employee's election, either continued participation in benefits plans which the Employee would have been eligible to participate in through the Employment Agreement's expiration date or the cash equivalent thereof. If the Employment Agreement is terminated due to the Employee's "disability" (as defined in the Employment Agreement), the Employee will be entitled to a continuation of his salary and benefits through the date of such termination, including any period prior to the establishment of the Employee's disability. In the event of the Employee's death during the term of the Employment Agreement, his estate will be entitled to receive his salary through the last day of the calendar month in which the Employee's death occurred. The Employee is able to voluntarily terminate his Employment Agreement by providing 90 days written notice to the Boards of Directors of the Bank and the Company, in which case the Employee is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

     In the event of (i) the Employee's involuntary termination of employment other than for just cause during the period beginning six months before a Change in Control (as defined) and ending on the later of the first anniversary of the Change in Control or the expiration date of the Employment Agreement (the "Protected Period"), (ii) the Employee's voluntary termination within 90 days of the occurrence of certain specified events occurring during the Protected Period which have not been consented to by the Employee, or (iii) the Employee's voluntary termination of employment for any reason within the 30-day period beginning on the date of the Change in Control, the Employee will be paid within ten days of such termination (or the date of the Change in Control, whichever is later) an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 280G(b)(3) of the Code, and (ii) the sum of any other parachute payments, as defined under Section 280G(b)(2) of the Code, that the Employee receives on account of the Change in Control. The Employment Agreement with the Bank provides that within ten business days of a Change in Control, the Bank shall fund, or cause to be funded, a trust in the amount of
2.99 times the Employee's base amount, that will be used to pay the Employee amounts owed to him. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. In the event that the Employee prevails over the Company and the Bank, or obtains a written settlement in a legal dispute as to the Employment Agreement, he will be reimbursed for his legal and other expenses.

     The Employment Agreement entitles Mr. Shoffner to receive supplemental retirement benefits upon his termination of employment with the Bank, for reasons other than removal for just cause. Benefits are payable for his life in an annual amount equal to (i) the product of his vested percentage (i.e., 20% per year of service under the agreement, up to 100%) and 80% of the average of the highest compensation for three of the five calendar years preceding termination, less (ii) the sum of the 50% joint and survivor annuity value of his employer provided benefits under the Bank's tax-qualified retirement plans and his annual social security benefit at age 62. Vesting accelerates to 100% upon his death or disability. Upon Mr. Shoffner's death, his surviving spouse would receive a lump-sum payment equal to 50% of the present value of his unpaid retirement benefits.

     At June 30, 1997, the accrual for the estimated benefits payable under this agreement was $28,500.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 16 - EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who work forty or more hours per week. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying consolidated balance sheet.

     The note payable referred to in the preceding paragraph requires annual principal payments plus interest at one point over prime, presently 9.5%. Future principal payments are due as follows:


        During the year ended June 30:
              1998                                                    $  48,767
              1999                                                       50,863
              2000                                                       55,695
              2001                                                       60,986
              2002                                                       66,780
              Due thereafter                                            431,502
                                                                       --------
                                                                      $ 714,593
                                                                       ========

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earning-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the year ended June 30, 1997.

     Shares of the Company held by the ESOP at June 30, 1997 are as follows:


        Allocated shares                                                      -
        Shares released for allocation                                        -
        Unreleased (unearned) shares                                     83,256
                                                                     ----------
                                                                         83,256
                                                                     ==========

        Fair value of unreleased (unearned) shares                  $ 1,051,107
                                                                     ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 17 - INCENTIVE COMPENSATION PLAN
          ---------------------------

     Effective July 1, 1996, the Company's Board of Directors implemented an incentive compensation plan (the "Incentive Compensation Plan"). The Incentive Compensation Plan is unfunded and benefits are payable only in the form of cash from the Company's general assets. The Incentive Compensation Plan is administered by the Compensation Committee (the "Committee") consisting of the Company's non-employee directors. All employees who are with the Bank on the first and the last day of the plan year are eligible to participate in the Incentive Compensation Plan.

     A mathematical formula set forth in the Incentive Compensation Plan, and summarized below, determines the amount of each participant's annual cash bonuses ("Bonuses"). Nevertheless, the Committee may in its discretion determine, by resolution adopted before the first day of any plan year, to change the employees participating in the Incentive Compensation Plan, and the formula for calculating the Bonuses. Absent such action, for each plan year in which the Incentive Compensation Plan is in effect, the bonus pool will equal $35,000 times the return-on-average assets ("ROAA") times the Safety and Soundness Factor ("SSF") (which takes into account the Company's nonperforming assets ("NPA") and its CAMEL ratings). ROAA will be calculated each year on a consolidated financial basis on a pre-dividend, pre-provision for loan loss and pre-plan payment basis. ROAA factor will equal the square of the ratio of (i) the Bank's return on average assets for the plan year to (ii) 0.8%. The Committee may adjust the Company's and the Bank's ROAA or NPA to take into account extraordinary financial events. The aggregate amount of Bonuses payable for any calendar year will be proportionately reduced (to zero, if necessary) to the extent that the payment would cause the Bank to cease to be a "well-capitalized" institution for the year. The Incentive Compensation Plan provides that no Bonuses will be paid for any year in which ROAA is less than 0.5%. Eighty percent of the bonus pool is expected to be divided among employees based on relative compensation amounts and the other 20% based on the Committee's discretion. Directors would be permitted to make deferral elections with respect to directors' fees, and to have the rate of return on their deferral be measured by the highest 12-month certificate of deposit rate paid by the Bank.

     The Incentive Compensation Plan has an indefinite term, and the Bank has the right at any time to terminate or amend the Incentive Compensation Plan for any reason; provided, that no amendment or termination shall, without the consent of a participant or, if applicable, the participant's beneficiary, adversely affect such participant's or beneficiary's rights with respect to benefits accrued as of the date of such amendment or termination. The bonus accrued at June 30, 1997 was $61,104.

NOTE 18- ADVANCES FROM FHLB
         ------------------

     At June 30, 1997 and 1996, the Company has outstanding advances from the Federal Home Loan Bank of $13,000,000 and $1,000,000, respectively. Ten million dollars of advances bear interest at a rate of 6.65% and mature within the next year. Three million dollars of advances bear interest at a rate of 6.4% and mature October, 1999.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 19 - DEFERRED COMPENSATION
          ---------------------

     The Company has an unfunded deferred compensation agreement with a former officer that provides additional benefits upon retirement. The plan specifies a benefit of $1,000 per month for fifteen years from the date of his retirement, which was December 31, 1993. If he does not live to receive all of his deferred compensation, the unpaid balance at the time of his death shall be forfeited. He is required to perform various future services under this agreement for the fifteen year term. A life insurance policy has been purchased on his life to reimburse the Company for the net cost of the deferred compensation. The amount expensed under this agreement at June 30, 1997, 1996 and 1995, was $12,000.

     In connection with a deferred compensation agreement between the Company and another former officer, provision has been made for the future compensation which is payable over the next twenty years. At June 30, 1997, $150,027 has been accrued under this contract and this liability and the related deferred tax asset of $51,009 are recognized in the financial statements. The Company is the owner and beneficiary of a life insurance policy aggregating $200,000 on the life of this employee. The policy had an aggregate cash surrender value of $4,110 at June 30, 1997.

NOTE 20 - 1993 STOCK OPTION PLAN
          ----------------------

     In connection with the MHC Reorganization, the Bank's Board of Directors adopted the 1993 Option Plan, pursuant to which a number of shares equal to 10% of the Bank Common Stock issued to the public in the formation of the Mutual Holding Company (18,000 shares) were reserved for future issuance by the Bank upon exercise of stock options to be granted to directors and employees of the Bank from time to time under the 1993 Option Plan. The purpose of the 1993 Option Plan is to provide additional incentive to certain directors, officers and key employees by facilitating their purchase of a stock interest in the Bank. The 1993 Option Plan, which became effective upon the completion of the MHC Reorganization, has a term of ten years, unless earlier terminated by the Board of Directors. Upon consummation of the Conversion and Reorganization, the 1993 Option Plan became an option plan of the Company and each outstanding option was converted into the right to purchase shares of Common Stock on the same terms and conditions.

     The 1993 Option Plan is administered by a committee of at least three non-employee directors of the Bank, who are appointed by the Bank's Board of Directors (the "Option Committee"). The Option Committee selects the employees to whom options are granted and the number of shares granted. The Bank receives no monetary consideration for the granting of stock options under the 1993 Option Plan other than the option price for each share issued to optionees upon exercise of such options. The initial grant of options under the 1993 Option Plan took place upon completion of the MHC Reorganization, and the option exercise price was equal to the purchase price of the Bank Common Stock in the MHC Reorganization. No awards under the 1993 Option Plan shall exceed the following percentage limitations (the "Benefit Plan Limitations"), determined with respect to the total shares reserved for awards under the 1993 Option Plan:
25% for total awards to any particular employee, 5% for total awards to any particular non-employee director, and 30% for total awards to the non-employee directors as a group.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 20 - 1993 STOCK OPTION PLAN (CONTINUED)
          ---------------------------------

     The 1993 Option Plan provides that, in the event of a Change in Control of the Bank or the Company (as defined), any option which provides for its exercise in installments shall become immediately exercisable, and the optionee shall, at the discretion of the Option Committee, be entitled to receive cash in an amount equal to the excess of the fair market value of the Bank Common Stock subject to the option over the option price in exchange for the surrender of the option.

     It is intended that options granted under the 1993 Option Plan will constitute both incentive stock options (options that afford favorable tax treatment to recipients upon compliance with certain restrictions pursuant to
Section 422 of the Code and that do not normally result in tax deductions to the Bank until the stock is sold) and options that do not so qualify. The option price may not be less than 100% of the fair market value of the shares on the date of the grant, and no option shall be exercisable after the expiration of ten years from the date it is granted; provided, however, that in the case of any employee who owns more than 10% of the outstanding Bank Common Stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of five years from the date it is granted. For the purpose of options granted in connection with the formation of the Mutual Holding Company, the offering price of $10.00 per share was considered the market value of the shares subject to such options; for the purpose of any options granted in the future, the market value of the underlying shares on the date of grant is determined with reference to the then-recent trading prices known to management or such other reasonable basis as the Option Committee may select. Option shares may be paid for in cash, shares of the Bank Common Stock or a combination of both. In the event that the fair market value per share of the Bank Common Stock falls below the price of previously granted options but not less than 75% of the Option Price when first issued, the Committee shall have the authority, with the consent of the optionee, to cancel outstanding options and to reissue new options at the then current fair market price per share of the Bank Common Stock.

     An optionee will not be deemed to have received taxable income upon grant or exercise of any incentive stock option, provided that such shares are not disposed of by the optionee for at least one year after the date of exercise and two years after the date of grant. No compensation deduction may be taken by the Bank as a result of the grant or exercise of incentive stock options. In the case of a non-incentive stock option, an optionee will be deemed to receive ordinary income upon exercise of the stock option in an amount equal to the amount by which the exercise price is exceeded by the fair market value of the Bank Common Stock purchased by exercising the option on the date of exercise. The amount of any ordinary income deemed to be received by an optionee upon the exercise of an incentive stock option prior to the expiration of two years from the date the incentive option was granted and one year from the date the Bank Common Stock was so acquired will be deductible expense for tax purposes for the Bank.

     As of June 30, 1997, all options had been granted under this plan.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 21 - EARNINGS PER SHARE
          ------------------

     Net income per common and common equivalent share has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the period. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options granted had been exercised, with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Net income per common and common equivalent shares represents both primary and fully diluted per share information.

NOTE 22- REGULATORY CAPITAL REQUIREMENT
         ------------------------------

     The Company and the Bank are required to comply with the capital adequacy standards established by the Office of Thrift Supervisory (OTS). There are three basic measures of capital adequacy for banks that have been promulgated; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The minimum guidelines for the ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4.0% of risk-weighted assets) must comprise common stock, minority interests in the equity account of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

     Failure to meet capital guidelines could subject a bank or a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. Substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements under the federal prompt corrective action regulations.

     As of June 30, 1997, 1996 and 1995, the Company and the Bank were considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios of the Company and the Bank as of June 30, 1997 1996 and 1995, and the applicable regulatory minimums (in thousands):

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 22 - REGULATORY CAPITAL REQUIREMENT (CONTINUED)
          -----------------------------------------

                                         1997              1996              1995
                                   ---------------   ---------------   ----------------
                                   Amount    Ratio   Amount    Ratio   Amount     Ratio
                                   ------    -----   ------    -----   ------     -----
Tangible Capital Requirement:
  Actual                          $ 8,655    7.54   $ 4,901     6.53   $ 4,668     6.92
  Minimum required                  1,721    1.50     1,125     1.50     1,014     1.50
                                   ------   -----    ------    -----    ------    -----
  Excess over minimum             $ 6,934    6.04   $ 3,776     5.03   $ 3,654     5.42
                                   ======   =====    ======    =====    ======    =====

Core Capital Requirement:
  Actual                          $ 8,655    7.54   $ 4,901     6.53   $ 4,668     6.92
  Minimum required                  4,592    4.00     3,000     4.00     2,704     4.00
                                   ------   -----    ------    -----    ------    -----
  Excess over minimum             $ 4,063    3.54   $ 1,901     2.53   $ 1,964     2.92
                                   ======   =====    ======    =====    ======    =====

Risk-Based Capital Requirement:
  Actual                          $ 8,961   11.36   $ 5,081    11.62   $ 4,802    12.83
  Minimum required                  6,309    8.00     3,499     8.00     2,994     8.00
                                   ------   -----    ------    -----    ------    -----
  Excess over minimum             $ 2,652    3.36   $ 1,582     3.62   $ 1,808     4.83
                                   ======   =====    ======    =====    ======    =====

NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS
          -----------------------------------

     Condensed financial statements of the Company (Cumberland Mountain Bancshares, Inc.) are presented below. Amounts shown as investment in the wholly-owned subsidiary and equity in earnings of the subsidiary are eliminated in consolidation.

                                 BALANCE SHEET
                                 -------------
                                    ASSETS
                                    ------

Cash                                                                $    11,662
Investment in wholly-owned subsidiary                                 8,414,107
Other investments                                                        88,318
                                                                     ----------
                            TOTAL ASSETS                            $ 8,514,087
                                                                     ==========

                             STOCKHOLDERS' EQUITY
                             --------------------


Common stock                                                        $     6,788
Unearned ESOP shares                                                   (986,423)
Paid-in capital                                                       5,541,930
Retained earnings                                                     4,093,620
Net unrealized gains (losses) on available for sale securities
 net of tax effect                                                     (141,828)
                                                                     ----------

                     TOTAL STOCKHOLDERS' EQUITY                     $ 8,514,087
                                                                     ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARY
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997


NOTE 23 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          ----------------------------------------------

                              STATEMENT OF INCOME
                              -------------------


INCOME (EXPENSE)
 Interest expense                                                    $     (20)
 Equity in undistributed net income of subsidiary                      408,970
                                                                      --------
   Net income                                                        $ 408,950
                                                                      ========

                            STATEMENT OF CASH FLOWS
                            -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                          $ 408,950
 Reconciliation of net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiary                   (408,970)
                                                                      --------

      Net cash provided by (used in) operating activities                  (20)
                                                                      --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of investments                                               (88,318)
                                                                      --------

      Net cash provided by (used in) investing activities              (88,318)
                                                                      --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distribution of cash in reorganization                               100,000
                                                                      --------

      Net cash provided by (used in) financing activities              100,000
                                                                      --------

NET INCREASE (DECREASE) IN CASH                                         11,662

Cash, beginning of period                                                    -
                                                                      --------

Cash, end of period                                                  $  11,662
                                                                      ========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

          For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

          Information required by Item 405 of Regulation S-B is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

          The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

          (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

              The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

          (B) SECURITY OWNERSHIP OF MANAGEMENT

              The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

          (C) CHANGES IN CONTROL

              Management of the Company knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

          The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

          (a) List of Documents Filed as Part of This Report
              ----------------------------------------------

              (1) Consolidated Financial Statements. The following financial statements of the registrant are included herein under Item 7. The remaining information appearing in the Annual Report is not deemed to be filed as part of this Annual Report on Form 10-KSB, except as expressly provided herein.

                  1.  Independent Auditor's Report

                      (a) Consolidated Balance Sheets as of June 30, 1997, 1996 and 1995
                      (b) Consolidated Statements of Income for the Years Ended June 30, 1997, 1996 and 1995
                      (c)  Consolidated Statements of Stockholders' Equity for
                           the Years Ended June 30, 1997, 1996 and 1995
                      (d)  Consolidated Statements of Cash Flows for the Years
                           Ended June 30, 1997, 1996 and 1995
                      (e)  Notes to Consolidated Financial Statements

              (2)   Financial Statement Schedules.  None
                    ------------------------------

              (3)   Exhibits. The following exhibits are either filed as part of
                    --------
                    this Annual Report on Form 10-KSB or incorporated herein by reference:

              Exhibit No.

              3.1   Charter of Cumberland Mountain Bancshares, Inc. *

              3.2   Bylaws of Cumberland Mountain Bancshares, Inc. *

              10.1 Employment Agreement between Middlesboro Federal Bank, Federal Savings Bank and James J. Shoffner and amendment *+

              10.2  Middlesboro Federal Bank, FSB 1993 Stock Option Plan *+

              10.3 Middlesboro Federal Bank, FSB 1993 Management Recognition and Retention Plan (As Amended and Restated) *+

              10.4 Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Non-Employee Directors * +

              10.5  Middlesboro Federal Bank, FSB Incentive Compensation Plan *+

              10.6  Form of indemnification agreements with directors *

              21    Subsidiaries of Registrant

              27    Financial Data Schedule (EDGAR Only)
---------------
* Incorporated by reference from Registration Statement on Form SB-2 filed February 5, 1997 (File No. 333-18665)
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form.

  (b) Reports on Form 8-K.  No current reports on Form 8-K have been filed
      -------------------
      during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CUMBERLAND MOUNTAIN BANCSHARES, INC.


Date:  September 29, 1997               By: /s/ James J. Shoffner
                                            -----------------------------------
                                            James J. Shoffner
                                            President and Chief Managing Officer
                                            (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ J. Roy Shoffner                 By: /s/ Reecie Stagnolia, Jr.
    -------------------                     ------------------------------------
    J. Roy Shoffner                         Reecie Stagnolia, Jr.
    Chairman of the Board                   Director
    (Chief Executive Officer)

Date:  September 29, 1997               Date:  September 29, 1997


By: /s/ James J. Shoffner               By: /s/ Raymond C. Walker
    ---------------------                   ------------------------------------
    James J. Shoffner                       Raymond C. Walker
    President and Director                  Director
    (Chief Managing Officer)

Date:  September 29, 1997               Date:  September 29, 1997


By: /s/ Robert R. Long                  By: /s/ J. D. Howard
    ------------------                      ------------------------------------
    Robert R. Long                          J. D. Howard
    Vice Chairman and Director              Vice President
                                            (Chief Financial and Accounting
                                             Officer)

Date:  September 29, 1997               Date:  September 29, 1997