Form 10QSB
period 1997-09-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1997-11-14
CIK 1029093

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

               Commission File Number: No. 0-22287

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
    (Exact name of registrant as specified in its charter)


       Tennessee                              31-1499488
(State of Incorporation)                    (I.R.S. Employer
                                         Identification Number)

    1431 Cumberland Avenue, Middlesboro, Kentucky 40965
           (Address of principal executive office)

                         (606) 248-4584
                        (Telephone number)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1997, there were 678,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [  ]     No [X]

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
             FORM 10-QSB - September 30, 1997

                          INDEX


                                                            Page
Part I - Financial Information
     Item 1.     Financial Statements
          Statement of Financial Condition
            September 30, 1997 and June 30, 1997              2
          Statements of Income
            Three Months Ended September 30, 1997 and 1996    3
          Statements of Stockholders' Equity
            Three Months Ended September 30, 1997             4
          Statements of Cash Flows
            Three Months Ended September 30, 1997 and 1996   5-6
          Notes to the Financial Statements                  7-8

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 9-12

Part II - Other Information                                  13
          -----------------
Signatures                                                   14

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

             STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
           September 30, 1997 and June 30, 1997

                          ASSETS
                          ------

                                                 September 30,     June 30,
                                                     1997           1997
                                                 ------------      -------
Cash and cash equivalents                         $  1,078         $    699
Investment securities, held-to-maturity                 10               10
Investment securities available-for-sale, at
  market value                                       4,187            4,174
Other investments, at market value                     103              103
Mortgage-backed securities available-for-sale,
  at market value                                    6,133            6,353
Loans, net of allowance for loan losses of
  $433,000 at September 30, 1997 and
  $306,000 at June 30, 1997                        111,156           99,623
Accrued interest receivable                            819              738
Real estate held for investment                        301                -
Repossessed real estate                                 13               13
Federal Home Loan Bank (FHLB) stock, at cost         1,317              724
Premises and equipment, net                          2,056            2,024
Prepaid expenses and other assets                    1,665              194
                                                  --------         --------
                    TOTAL ASSETS                  $128,838         $114,655
                                                  ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits                                          $ 90,945         $ 91,596
Escrows                                                 69                -
Advances from FHLB                                  26,000           13,000
Notes payable                                          735              715
Accrued interest payable                               831              241
Other liabilities                                    1,421              589
                                                  --------         --------
     Total liabilities                             120,001          106,141
                                                  --------         --------

Common stock, $0.01 per value, 8,000,000 shares
  authorized, 678,800 shares issued and
  outstanding                                            7                7
Additional paid-in capital                           5,542            5,542
Retained earnings                                    4,384            4,093
Unearned ESOP shares                                  (986)            (986)
Net unrealized loss on investment securities
  available-for-sale, net of deferred tax             (110)            (142)
                                                  --------         --------
     Total stockholders' equity                      8,837            8,514
                                                  --------         --------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $128,838         $114,655
                                                  ========         ========

The accompanying notes are an integral part of these financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                  Middlesboro , Kentucky

                  STATEMENTS OF INCOME
        (Amounts in thousands, except per share data)

                                                          Three Months
                                                      Ended September 30,
                                                    ----------------------
                                                     1997            1996
                                                    -------         ------
INTEREST INCOME
   Investment securities                            $   57          $    57
   Mortgage-backed securities                           94              121
   Mortgage loans                                    1,653            1,075
   Commercial and consumer loans                       619              253
                                                    ------          -------
      Total interest income                          2,423            1,506

INTEREST EXPENSE
   Deposits                                          1,154              863
   FHLB advances                                       271               50
   Other borrowed money                                 17                -
                                                    ------          -------
                                                     1,442              913
                                                    ------          -------
NET INTEREST INCOME                                    981              593

PROVISION FOR LOAN LOSSES                              149               15
                                                    ------          -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                      832              578
                                                    ------          -------
NON-INTEREST INCOME
   Loan fees and service charges                       300              135
   Gains (losses) on sales of investment
     securities                                          -                -
   Gains (losses) on sales of repossessed assets        20                -
                                                    ------          -------
      Total non-interest income                        320              135
                                                    ------          -------
NET INTEREST AND NON-INTEREST INCOME                 1,152              713
                                                    ------          -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                      318              369
   Occupancy and equipment expense                      68               35
   Marketing and other professional services            61               46
   Other                                               244              567
                                                    ------          -------
      Total non-interest expense                       691            1,017
                                                    ------          -------
INCOME BEFORE INCOME TAX EXPENSE                       461             (304)

INCOME TAX EXPENSE                                     170              (92)
                                                    ------          -------
NET INCOME                                          $  291          $  (212)
                                                    ======          =======
PER SHARE OF COMMON STOCK:
   Earnings                                         $0.429          $(0.416)
                                                    ======          =======

   Dividends                                        $0.000          $ 0.000
                                                    ======          =======

The accompanying notes are an integral part of these financial statements.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                  Middlesboro, Kentucky

            STATEMENTS OF STOCKHOLDERS' EQUITY
                (Amounts in thousands)


                                                                       Unrealized
                                                                         Loss on
                                                                       Investment
                                              Additional                Securities    Unearned
                                     Common    Paid-In     Retained      Available      ESOP
                                      Stock    Capital     Earnings      for-Sale      Shares     Total
                                     -------  ---------    --------    -----------    --------   ------

Balance at June 30, 1997              $  7     $5,542      $4,093       $(142)        $(986)     $8,514

Net income for the three month
  period ended September 30, 1997        -          -         291           -             -         291

Common stock issued                      -          -           -           -             -           -

Common stock exchanged                   -          -           -           -             -           -

ESOP shares purchased                    -          -           -           -             -           -

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  September 30, 1997, net of
  deferred tax                           -          -           -          32             -          32
                                      ----     ------      ------       -----         -----      ------
Balance at September 30, 1997         $  7     $5,542      $4,384       $(110)        $(986)     $8,837
                                      ====     ======      ======       =====         =====      ======

The accompanying notes are an integral part of these financial statements

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                  STATEMENTS OF CASH FLOWS
                  (Amounts in thousands)
               Three Months Ended September 30,

                                                        1997         1996
                                                      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    291     $  (212)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation                                            33          21
    Amortization and accretion                               4           3
    FHLB stock dividend                                    (17)         (8)
    Provision for loan losses                              149          15
    (Gains) losses on sales of investment securities         -           -
    (Gains) losses on sales of other real estate           (20)          -
    Changes in assets and liabilities:
      Accrued interest receivable                          (81)        (51)
      Prepaid expenses and other assets                 (1,471)       (297)
      Accrued interest payable                             590         415
      Other liabilities                                    832         946
                                                      --------     -------
        Net cash provided by (used in) operating
          activities                                       310         832
                                                      --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                 (576)          -
  Purchases of investment securities available-
    for-sale                                                 -           -
  Proceeds on maturities of investment securities            -         386
  Principal collected on mortgage-backed securities        246         182
  Proceeds on sales of mortgage-backed securities
    available-for-sale                                       -           -
  Purchase of mortgage-backed securities available-
    for-sale                                                 -           -
  Purchase of real estate held for investment             (301)          -
  Net (increase) decrease in purchased loans                32        (129)
  Net (increase) decrease in loans exclusive
    of loans purchased                                 (11,613)     (9,327)
  Purchases of premises and equipment                      (68)       (143)
                                                      --------     -------
        Net cash provided by (used in) investing
          activities                                   (12,280)     (9,031)
                                                      --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                     (651)      2,930
  Net increase in advances from FHLB                    13,000       5,000
                                                      --------     -------
        Net cash provided by (used in)
          financing activities                          12,349       7,930
                                                      --------     -------


The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                  STATEMENTS OF CASH FLOWS
                  (Amounts in thousands)
               Three Months Ended September 30,

                                                        1997         1996
                                                      -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             379        (269)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            699         874
                                                      -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 1,078     $   605
                                                      =======     =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                       $    255     $   246
                                                      =======     =======
      Income taxes                                   $    139     $     -
                                                      =======     =======
  Loans transferred to other real estate during
    the period                                        $     -     $     -
                                                      =======     =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $   (32)    $   (18)
                                                      =======     =======

The accompanying notes are an integral part of these financial statements.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro, Kentucky

            NOTES TO THE FINANCIAL STATEMENTS
                 September 30, 1997
                    (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended September 30, 1997 and 1996.

     Operating results for the three month period ended
September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

     Prior to March 31, 1997, Cumberland Mountain Bancshares, Inc. (the "Company") did not have any material assets or liabilities and did not engage in any material business operations. On March 31, 1997, the Company acquired all of the outstanding stock of Middlesboro Federal Bank, Federal Savings Bank (the "the Bank") pursuant to the Plan of Conversion of Cumberland Mountain Bancshares, M.H.C., the Bank's former mutual holding company, and the Agreement and Plan of Reorganization between the Company and the Bank. In connection with the Conversion and Reorganization, the Company sold 439,731 shares of Common Stock in an initial public offering and issued 1.333 shares of Common Stock in exchange for each share of the Bank's common stock then outstanding. The Company's financial statements for the periods prior to March 31, 1997 consist of the financial statements of the Bank.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                September 30,
                                                    1997
                                                ------------
         Balance, beginning of year               $   306
         Provision for loan losses                    149
         Charge-offs, net of recoveries               (22)
                                                  -------
         Balance, September 30, 1997              $   433
                                                  =======

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

              NOTES TO THE FINANCIAL STATEMENTS
                    September 30, 1997
                        (UNAUDITED)

NOTE 3 - NONACCRUAL LOANS
         ----------------

     Nonaccrual loans are as follows (amounts in thousands):

                                         September 30,  June 30,
                                             1997        1997
                                         ------------   --------
Permanent Mortgage Loans, Secured by:
   1-4 Dwelling Units                     $   705      $   601
   5 or More Dwelling Units                   148            -
   Nonresidential Property (Except Land)      259            -
   Land                                         -            -
Nonmortgage Loans and Leases, Open End:
   Credit Cards and Related Plans               -           11
                                          -------      -------
                                          $ 1,112      $   612
                                          =======      =======

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

     Total assets of the Company have increased 12.37% from $114,655,000 at June 30, 1997 to $128,838,000 at September 30,
1997. This has resulted largely from the increase in loans of 11.58% to $111,156,000 at September 30, 1997 from $99,623,000 at
June 30, 1997. Over the past few years, the size of the Savings Bank's loan portfolio has grown as a result of increased loan demand in the Savings Bank's primary market area. Management has attempted to grow the loan portfolio while at the same time limiting the credit risk and improving the rate sensitivity of the Savings Bank's interest-earning assets. While the Savings Bank's primary emphasis continues to be the origination of one to four family adjustable rate mortgage loans secured by properties in its primary market area, the Savings Bank has also invested excess funds in investment securities and mortgage-backed securities with adjustable rates or terms to maturity of seven years or less.

     The Company's asset growth during the three months ended September 30, 1997 was financed almost entirely by an increase in advances from the Federal Home Loan Bank ("FHLB"). FHLB advances rose by $13,000,000 from $13,000,000 at June 30, 1997 to $26,000,000 at September 30, 1997. Subsequent to September 30, 1997, the Savings Bank entered into an agreement to purchase the Harlan, Kentucky branch of National City Bank of Kentucky. Pursuant to this agreement, the Savings Bank expects to assume approximately $20.0 million in deposits. The Savings Bank anticipates that such deposit purchase will enable it to reduce its FHLB borrowings. Total stockholders' equity rose by $323,000, or 3.80%, principally due to net income earned during the quarter.

RESULTS OF OPERATIONS

     Net Income. The Company realized net income of $291,000 for the three-month period ended September 30, 1997, an increase of $503,000 as compared to the three-month period ended September 30, 1996. This increase was the result of an improved net interest margin and higher non-interest income resulting primarily from loan fee income from the continued high loan demand the Savings Bank has been experiencing. During the three-month period ended September 30, 1996, the Bank recognized an expense related to a special assessment of $388,300 on SAIF-assessable deposits to capitalize the Savings Association Insurance Fund mandated by the Deposit Insurance Funds Act of 1996. In addition, the Bank expensed $152,000 to record the funding of a retirement plan for the directors of the Savings Bank during the quarter ended September 30, 1996. Excluding the one-time expenses for the SAIF assessment and directors retirement plan, net income for the three-month period ended September 30, 1996, would have been $144,000. The Savings Bank, therefore, realized an increase of $147,000, or 102.09%, in net income for the three-month period ended September 30, 1997 compared to adjusted net income for the three-month period ended September 30, 1996.

     Interest Income. Total interest income for the three-month period ended September 30, 1997 amounted to $2,423,000, an increase of 60.89% from the Savings Bank's total interest income of $1,506,000 for the three-month period ended September 30, 1996. During the three-month period ended September 30, 1997 as compared to the three-month period ended September 30, 1996, the Savings Bank's interest income on its loan portfolio increased 71.09% from $1,328,000 to $2,272,000; its interest income from its mortgage-backed securities portfolio decreased 22.32% from $121,000 to $94,000; and the Savings Bank's interest income from its investment securities portfolio remained the same at $57,000.

     The Savings Bank's changes in interest income for the periods discussed above were due to several factors. The Savings Bank has been decreasing its investment securities and mortgage-backed securities, thereby reducing the Savings Bank's interest income from those investments. Further, the Savings Bank's average yield on its mortgage loan portfolio has remained relatively stable. The Savings Bank is increasing their overall interest income by originating additional mortgage loans and consumer loans while also decreasing their investment in investment securities and mortgage-backed securities.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Interest Expense. The Savings Bank's interest expense is the interest paid on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense has been increased. The high demand for mortgage and consumer lending has also caused the Savings Bank to secure advances from the Federal Home Loan Bank to fund these loans. Such expense increased from $913,000 for the three-month period ended September 30, 1996, to $1,442,000 for the three-month period ended September 30, 1997.

     Net Interest Income. During the quarter ended September 30, 1997, net interest income increased 65.43% to $981,000 from $593,000 for the quarter ended September 30, 1996. This increase was due primarily to the continued high loan demand experienced by the Savings Bank which has resulted in overall increase in the loan portfolio.

     Provision for Loan Losses. Provision for loan losses are charged to earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by Middlesboro Federal, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

     For the three-month period ended September 30, 1997, the Savings Bank provided $149,000 for loan losses compared to $15,000 during the quarter ended September 30, 1996. The increase in provision for loan losses for these periods represented management's effort to maintain an adequate reserve against losses given the rapid growth of the overall loan portfolio. At September 30, 1997, the Savings Bank's allowance for loan losses represented 30.76% of total non-performing loans and .39% of quarter-end loans.

     Non-Interest Income. Non-interest income for the three-month period ended September 30, 1997 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Savings Bank's loan fees and service charges for the three-month period ended September 30, 1997 were $300,000, an increase of 122.23% from such fees and charges of $135,000 for the three-month period ended September 30, 1996. Such fees primarily reflect the demand for loans in the Savings Bank's market area.

     Non-Interest Expense.  For the three-month period ended
September 30, 1997, as compared to the three-month period ended
September 30, 1996, total non-interest expense decreased
$326,000 from $1,017,000 to $691,000 or 32.06%.

     Total salaries and employee benefits were $318,000 for the three-month period ended September 30, 1997, down $51,000 over the three-month period ended March 31, 1996 level of $369,000. The decrease in salaries and employee benefits expense for the three-month period ended September 30, 1997, as compared to the three-month period ended September 30, 1996, primarily reflects a one time charge of $152,000 to record the funding of a retirement plan for the directors of the Savings Bank during the three-month period ended September 30, 1996.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Occupancy and equipment expense was $68,000 for the three-month period ended September 30, 1997, up $33,000 from the three-month period ended September 30, 1996. This represented a 94.29% increase. The increases were primarily due to increased depreciation, repairs and maintenance costs associated with the expansion of the existing main office building and the opening of a new branch office.

     Other expenses of $244,000 were down $323,000, or 56.97%, over the three-month period ended September 30, 1996 amount of $567,000. This decrease was primarily attributable to the one time special assessment to capitalize the Savings Association Insurance Fund of $388,300 expensed in the period ended September 30, 1996.

     Income Taxes. Income tax expense for the three-month period ended September 30, 1997 and 1996 was $170,000 and ($92,000), respectively. The changes in income tax expense are a result of changes in net taxable income during the periods.

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

     The Savings Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 5% of deposits and short-term borrowings. Middlesboro Federal's liquidity ratio for the month ended September 30, 1997 was 5.60% and its liquidity ratio was 6.95% at September 30, 1996.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $90,945,000 and $91,596,000 at September 30, 1997 and June 30, 1997, respectively.

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $1,078,000 at September 30, 1997 and $699,000 at June 30, 1997. The
variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At September 30, 1997, Middlesboro Federal had $918,000 in commitments to originate loans. At September 30, 1997, the Savings Bank had $54,455,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Savings Bank opened a new branch office in late February in a local grocery store in the nearby town of Pineville. Capital expenditures for this new branch office did not materially increase the non-earning assets of the Savings Bank. Management expects to raise additional funds through deposit products to help fund the loan demand the Savings Bank is currently experiencing due to the recent acquisition of the only Savings Bank located in this community.

     The Savings Bank is not aware of any trends or uncertainties that will have or are reasonably expected to have a material effect on the Savings Bank's liquidity or capital resources. The Savings Bank has no current plans for material capital improvements or other capital expenditures that would require more funds than are currently on hand.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Disclosures About Fair Value of Financial Instruments. In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosure About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

     Accounting By Creditors For Impairment of a Loan. During May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114, as amended by SFAS No. 118, occurred on June 30, 1996, and did not have a material impact on the financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                  PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------

     On October 15, 1997, the Company held its Annual Meeting of
Stockholders at which the following matters were voted on:

     Proposal I -- Election of Directors

     NOMINEE                         FOR          WITHHELD
     -------                         ---          --------

     J. Roy Shoffner                574,964          0
     Robert R. Long                 574,964          0

     There were no abstentions or broker non-votes.

     The terms of office of Directors James J. Shoffner, Reecie
Stagnolia, Jr. and Raymond C. Walker continued after the annual meeting.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)     Exhibit 27 - Financial Data Schedule (EDGAR only)

     (b)     Reports on Form 8-K. During the quarter ended
September 30, 1997, the registrant did not file any reports on Form 8-K.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Cumberland Mountain Bancshares, Inc.



                           By: /s/ James J. Shoffner
                               ----------------------------
                               James J. Shoffner
                               President