Form 10QSB
period 1997-12-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1998-02-17
CIK 1029093

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

               Commission File Number: No. 0-22287

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
    (Exact name of registrant as specified in its charter)


       Tennessee                              31-1499488
------------------------                 ----------------------
(State of Incorporation)                    (I.R.S. Employer
                                         Identification Number)

      1431 Cumberland Avenue, Middlesboro, Kentucky 40965
      ---------------------------------------------------
             (Address of principal executive office)

                         (606) 248-4584
                        -----------------
                        (Telephone number)

Check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 1998, there were 677,358 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [  ]     No [X]

Page 2
            CUMBERLAND MOUNTAIN BANCSHARES, INC.
             FORM 10-QSB - December 31, 1997

                          INDEX


                                                            Page
Part I - Financial Information
     Item 1.     Financial Statements
          Consolidated Statements of Financial Condition
            December 31, 1997 and June 30, 1997              2
          Consolidated Statements of Income
            Six Months Ended December 31, 1997 and 1996      3
          Consolidated Statements of Stockholders' Equity
            Six Months Ended December 31, 1997               4
          Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1997 and 1996      5-6
          Notes to the Consolidated Financial Statements     7-8

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 9-14

Part II - Other Information                                  15
          -----------------

Signatures                                                   16

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
            December 31, 1997 and June 30, 1997

                          ASSETS
                          ------

                                                 December 31,       June 30,
                                                     1997             1997
                                                 ------------    ------------
Cash and cash equivalents                         $  2,127        $    699
Investment securities, held-to-maturity                  7              10
Investment securities available-for-sale, at
  market value                                       4,134           4,174
Other investments, at market value                     389             103
Mortgage-backed securities available-for-sale,
  at market value                                    5,824           6,353
Loans, net of allowance for loan losses of
  $401,000 at December 31, 1997 and
  $306,000 at June 30, 1997                        117,330          99,623
Accrued interest receivable                            892             738
Real estate held for investment                        243               -
Repossessed real estate                                343              13
Federal Home Loan Bank (FHLB) stock, at cost         1,827             724
Premises and equipment, net                          2,601           2,024
Prepaid expenses and other assets                      642             194
                                                 ---------       ---------
                    TOTAL ASSETS                 $ 136,359       $ 114,655
                                                 =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits                                         $  91,365      $  91,596
Escrows                                                 51               -
Advances from FHLB                                  34,000          13,000
Notes payable                                          732             715
Accrued interest payable                               397             241
Other liabilities                                      659             589
                                                 ---------       ---------
     Total liabilities                             127,204         106,141
                                                 ---------       ---------

Common stock, $0.01 per value, 8,000,000 shares
  authorized, 678,800 shares issued and
  outstanding                                            7               7
Additional paid-in capital                           5,542           5,542
Retained earnings                                    4,659           4,093
Unearned ESOP shares                                  (986)           (986)
Net unrealized loss on investment securities
  available-for-sale, net of deferred tax              (67)           (142)
                                                 ---------       ---------
     Total stockholders' equity                      9,155           8,514
                                                 ---------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                               $ 136,359       $ 114,655
                                                 =========       =========

The accompanying notes are an integral part of these financial statements.

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                       Middlesboro , Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data)

                                                         Three Months             Six Months
                                                    Ended December 31,      Ended December 31,
                                                    -------------------     -------------------
                                                     1997        1996        1997        1996
                                                    -------     -------     -------     -------
INTEREST INCOME
   Investment securities                            $    53     $    51     $   110     $   108
   Mortgage-backed securities                            88         112         182         233
   Mortgage loans                                     1,829       1,241       3,482       2,316
   Commercial and consumer loans                        730         312       1,349         565
                                                    -------     -------     -------     -------
      Total interest income                           2,700       1,716       5,123       3,222

INTEREST EXPENSE
   Deposits                                           1,127         899       2,281       1,762
   FHLB advances                                        440         133         711         183
   Other borrowed money                                  33          --          50          --
                                                    -------     -------     -------     -------
                                                      1,600       1,032       3,042       1,945
                                                    -------     -------     -------     -------
NET INTEREST INCOME                                   1,100         684       2,081       1,277

PROVISION FOR LOAN LOSSES                               136          28         285          58
                                                    -------     -------     -------     -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       964         656       1,796       1,219
                                                    -------     -------     -------     -------
NON-INTEREST INCOME
   Loan fees and service charges                        223         152         523         287
   Gains (losses) on sales of investment
     securities                                          --          50          --          50
   Gains (losses) on sales of repossessed assets         --          (1)         20          (1)
                                                    -------     -------     -------     -------
      Total non-interest income                         223         201         543         336
                                                    -------     -------     -------     -------
NET INTEREST AND NON-INTEREST INCOME                  1,187         857       2,339       1,555
                                                    -------     -------     -------     -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                       326         280         644         649
   Occupancy and equipment expense                       98          38         166          73
   Marketing and other professional services             58          45         119          91
   Other                                                259         198         503         765
                                                    -------     -------     -------     -------
      Total non-interest expense                        741         561       1,432       1,578
                                                    -------     -------     -------     -------
INCOME BEFORE INCOME TAX EXPENSE                        446         296         907         (23)

INCOME TAX EXPENSE                                      171         113         341          16
                                                    -------     -------     -------     -------
NET INCOME                                          $   275     $   183     $   566     $   (39)
                                                    =======     =======     =======     =======
PER SHARE OF COMMON STOCK:
   Earnings (basic)                                 $ 0.470     $ 0.359     $ 0.960     $(0.076)
                                                    =======     =======     =======     =======

   Earnings (dilutive)                              $ 0.470     $ 0.359     $ 0.960     $(0.076)
                                                    =======     =======     =======     =======

   Dividends                                        $ 0.000     $ 0.000     $ 0.000     $ 0.000
                                                    =======     =======     =======     =======

The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)


                                                                            Unrealized
                                                                              Loss on
                                                                            Investment
                                                    Additional               Securities    Unearned
                                         Common      Paid-In     Retained    Available      ESOP
                                          Stock      Capital     Earnings     for-Sale      Shares      Total
                                         -------    ---------    --------   -----------    --------    -------

Balance at June 30, 1997                 $     7     $ 5,542      $ 4,093     $  (142)      $ (986)    $ 8,514

Net income for the six month
  period ended December 31, 1997              --          --          566          --           --         566

Common stock issued                           --          --           --          --           --          --

Common stock exchanged                        --          --           --          --           --          --

ESOP shares purchased                         --          --           --          --           --          --

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  December 31, 1997, net of
  deferred tax                                --          --           --          75           --          75
                                         -------     -------      -------     -------      -------     -------
Balance at December 31, 1997             $     7     $ 5,542      $ 4,659     $   (67)     $  (986)    $ 9,155
                                         =======     =======      =======     =======      =======     =======

The accompanying notes are an integral part of these financial statements

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Amounts in thousands)
                Six Months Ended December 31,

                                                        1997         1996
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    566     $    (39)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation                                            77           39
    Amortization and accretion                              11            6
    FHLB stock dividend                                    (44)         (18)
    Provision for loan losses                              285           58
    (Gains) losses on sales of investment securities        --          (52)
    (Gains) losses on sales of other real estate           (20)          (2)
    Changes in assets and liabilities:
      Accrued interest receivable                         (154)        (161)
      Prepaid expenses and other assets                   (448)        (140)
      Accrued interest payable                             156           67
      Other liabilities                                     70          398
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                       499          156
                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                               (1,059)        (156)
  Principal collected on investment securities
    held to maturity                                         3           --
  Purchases of investment securities available-
    for-sale                                                --           --
  Proceeds on maturities of investment securities
    available-for-sale                                      71          240
  Purchases of other investments                          (263)          --
  Principal collected on mortgage-backed securities        566          403
  Proceeds on sales of mortgage-backed securities
    available-for-sale                                      --          855
  Purchase of mortgage-backed securities available-
    for-sale                                                --           --
  Purchase of real estate held for investment             (243)          --
  Proceeds from the sale of loans                        2,776           --
  Net (increase) decrease in purchased loans               235          577
  Net (increase) decrease in loans exclusive
    of loans purchased                                 (21,281)     (18,295)
  Purchases of premises and equipment                     (662)        (368)
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                   (19,857)     (16,744)
                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                     (231)       5,792
  Net increase in advances from FHLB                    21,000       10,500
  Net increase in other borrowings                          17           --
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                          20,786       16,292
                                                      --------     --------

The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Amounts in thousands)
               Six Months Ended December 31,

                                                        1997         1996
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           1,428         (296)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            699          874
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 2,127      $   578
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                       $  1,085      $   284
                                                      =======      =======
      Income taxes                                   $    271      $    19
                                                      =======      =======
  Loans transferred to other real estate during
    the period                                        $   343      $    68
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $  (102)     $  (118)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1997
                        (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the six months ended December 31, 1997 and 1996.

     Operating results for the six month period ended December
31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.

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

NOTE 2 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                December 31,
                                                    1997
                                                ------------
         Balance, beginning of year               $   306
         Provision for loan losses                    285
         Charge-offs, net of recoveries              (190)
                                                  -------
         Balance, December 31, 1997               $   401
                                                  =======

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997
                          (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS
         ----------------

     Nonaccrual loans are as follows (amounts in thousands):

                                         December 31,   June 30,
                                             1997         1997
                                         ----------   ----------
Construction Mortgage Loans               $   246      $    --
Permanent Mortgage Loans, Secured by
   1-4 Dwelling Units                         768          601
   5 or More Dwelling Units                    --           --
   Nonresidential Property (Except Land)       50           --
   Land                                        --           --
Nonmortgage Loans and Leases, Open End:
   Credit Cards and Related Plans              --           11
                                          -------      -------
                                          $ 1,064      $   612
                                          =======      =======

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     The principal business of Cumberland Mountain Bancshares, Inc. (the "Company") is that of Middlesboro Federal Bank, FSB (the "Savings Bank"). The principal business of the Savings Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four family owner-occupied residential properties in the Savings Bank's primary market area. The Bank also maintains an investment portfolio which includes Federal Home Loan Bank stock, Government Agency-issued bonds and mortgage-backed securities, and other investments.

YEAR 2000 PLANNING

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. The Savings Bank generally relies on outside vendors for its most critical data processing services. These vendors have advised the Savings Bank that they are actively addressing the year 2000 issue and do not expect that any required solutions will require material additional investments by the Savings Bank.

FINANCIAL CONDITION

     Total assets of the Company have increased 18.93% from $114,655,000 at June 30, 1997 to $136,359,000 at December 31,
1997. This has resulted largely from the increase in loans of 17.78% to $117,330,000 at December 31, 1997 from $99,623,000 at
June 30, 1997. Over the past few years, the size of the Company's loan portfolio has grown as a result of increased loan demand in the Savings Bank's primary market area. Management has attempted to grow the loan portfolio while at the same time limiting the credit risk and improving the rate sensitivity of the Savings Bank's interest-earning assets. While the Savings Bank's primary emphasis continues to be the origination of one to four family adjustable rate mortgage loans secured by properties in its primary market area, the Savings Bank has also invested excess funds in investment securities and mortgage-backed securities with adjustable rates or terms to maturity of seven years or less.

     The Company's asset growth during the six months ended December 31, 1997 was financed entirely by an increase in advances from the Federal Home Loan Bank ("FHLB"). FHLB advances rose by $21,000,000 from $13,000,000 at June 30, 1997 to
$34,000,000 at December 31, 1997. The Savings Bank has entered into an agreement to purchase the Harlan, Kentucky branch of National City Bank of Kentucky. Pursuant to this agreement, the Savings Bank expects to assume approximately $20.0 million in deposits. The Savings Bank anticipates that such deposit purchase will enable it to reduce its FHLB borrowings. Total stockholders' equity rose by $641,000, or 7.53%, principally due to net income earned during the quarter.

RESULTS OF OPERATIONS

     Net Income. The Company realized net income of $275,000 for the three-month period ended December 31, 1997, an increase of $92,000 as compared to the three-month period ended December 31, 1996. This increase was the result of an improved net interest margin and higher non-interest income resulting primarily from loan fee income from the continued high loan demand the Savings Bank has been experiencing.

     The Company's net earnings increased from a net loss of $39,000 for the six months ended December 31, 1996 to net income of $566,000 for the six months ended December 31, 1997, an increase of $605,000. During the six-month period ended December 31, 1996, the Savings Bank recognized an expense related to a special assessment of $388,300 on SAIF-assessable deposits to capitalize the Savings Association Insurance Fund mandated by the Deposit Insurance Funds Act of 1996. In addition, the Savings Bank expensed $152,000 to record the funding of a retirement plan for the directors of the Savings Bank.
Excluding the one-time expenses for the SAIF assessment and directors retirement, net income for the six-month period ended December 31, 1996, would have been approximately $317,000. The Company, therefore, realized an increase of $249,000, or 78.55%, in net income for the six-month period ended December 31, 1997 compared to adjusted net income for the six-month period ended December 31, 1996.

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

             MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Interest Income. Total interest income for the three-month period ended December 31, 1997 amounted to $2,700,000, an increase of 57.35% from the Company's total interest income of $1,716,000 for the three-month period ended December 31, 1996. During the three-month period ended December 31, 1997 as compared to the three-month period ended December 31, 1996, the Company's interest income on its loan portfolio increased 64.78% from $1,553,000 to $2,559,000; its interest income from its mortgage-backed securities portfolio decreased 21.43% from $112,000 to $88,000; and interest income from its investment securities portfolio increased 3.93% from $51,000 to $53,000.

     Interest income increased from $3,222,000 for the six months ended December 31, 1996 to $5,123,000 for the six months ended December 31, 1997, an increase of $1,901,000 or 59%. The Company's change in interest income was due to several factors. The Savings Bank has been decreasing its investment securities and mortgage-backed securities, thereby reducing the Savings Bank's interest income from those investments. Further, the Savings Bank's average yield on its mortgage loan portfolio has remained relatively stable. The Savings Bank is increasing its overall interest income by originating additional mortgage loans and consumer loans while also decreasing its investment in investment securities and mortgage-backed securities.

     Interest Expense. The Savings Bank's interest expense is the interest paid on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense has been increased. The high demand for mortgage and consumer lending has also caused the Savings Bank to secure advances from the Federal Home Loan Bank to fund these loans. Such expense increased from $1,032,000 for the three-month period ended December 31, 1996, to $1,600,000 for the three-month period ended December 31, 1997. Interest expense increased $1,097,000, or 56.41%, from $1,945,000 for the six-
month period ended December 31, 1996 to $3,042,000 for the six-month period ended December 31, 1997. Approximately half of the increase, or $528,000, is attributable to an increase in the Savings Bank's expense on Federal Home Loan Bank advances. The increase in interest expense on FHLB advances is due to the increase in the balance of this account, which has primarily been used to fund mortgage loan demand.

     Net Interest Income. During the three months ended December 31, 1997, net interest income increased 60.82% to $1,100,000 from $684,000 for the three months ended December 31, 1996. Net interest income increased from $1,277,000 for the six months ended December 31, 1996 to $2,081,000 for the six months period ended December 31, 1997, an increase of $804,000 or 62.96%. This increase was due primarily to the continued high loan demand experienced by the Savings Bank which has resulted in overall increase in the loan portfolio and thus an increase in interest income.

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

     For the three-month period ended December 31, 1997, the Savings Bank provided $136,000 for loan losses compared to $28,000 during the three-month period ended December 31, 1996. The provision for losses on loans increased from $58,000 for the six months ended December 31, 1996 to $285,000 for the six months ended December 31, 1997. The increase in provision for loan losses for these periods represented management's effort to maintain an adequate reserve against losses given the rapid growth of the overall loan portfolio and an increase in nonaccrual loans. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At December 31, 1997, the Company's allowance for loan losses represented 37.69% of total non-performing loans and .34% of the outstanding balance of total loans.

     Non-Interest Income. Non-interest income for the three-month period ended December 31, 1997 consisted entirely of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended December 31, 1997 was $223,000, an increase of 10.95% from $201,000 for the three-month period ended December 31, 1996. Non-interest income increased from $336,000 for the six months ended December 31, 1996 to $543,000 for the six months ended December 31, 1997. Non-interest income primarily reflects the demand for loans in the Savings Bank's market area.

     Non-Interest Expense. For the three-month period ended December 31, 1997, as compared to the three-month period ended December 31, 1996, total non-interest expense increased $180,000 from $561,000 to $741,000 or 32.09%. Non-interest expense decreased from $1,578,000 for the six months ended December 31, 1996 to $1,432,000 for the six months ended December 31, 1997, a decrease of $146,000 or 9.26%.

     Total salaries and employee benefits were $326,000 for the three-month period ended December 31, 1997, up $46,000 over the three-month period ended December 31, 1996 level of $280,000. Salaries and employee benefits decreased $5,000 from $649,000 for the six months ended December 31, 1996 to $644,000 for the six months ended December 31, 1997. The increase for the three-month period ended December 31, 1997 primarily reflects higher salary levels due to the increased number of personnel. The decrease in salaries and employee benefits expense for the six-month period ended December 31, 1997, as compared to the six-month period ended December 31, 1996, primarily reflects a one time charge of $152,000 to record the funding of a retirement plan for the directors of the Savings Bank during the three-month period ended September 30, 1996.

                 CUMBERLAND MOUNTAIN BANCSHARES, INC.
                         Middlesboro, Kentucky

                 MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Occupancy and equipment expense was $98,000 for the three-month period ended December 31, 1997, up $60,000 from the three-month period ended December 31, 1996. For the six months ended December 31, 1997, occupancy and equipment expenses increased $93,000 as compared to the six months ended December 31, 1996. These increases were primarily due to increased depreciation, repairs and maintenance costs associated with the expansion of the existing main office building and the opening of a new branch office.

     Other expenses of $259,000 increased $61,000, or 30.81%, over the three-month period ended December 31, 1996 amount of $198,000. The increase in other expenses is primarily due to the increased operating costs associated with expansion of the Savings Bank over the past year. For the six-month period ended December 31, 1997, other expenses decreased $262,000 as compared to the six-month period ended December 31, 1996. This decrease was primarily attributable to the one time special assessment to capitalize the Savings Association Insurance Fund of $388,300 expensed in the period ended September 30, 1996.

     Income Taxes. Income tax expense for the three-month period ended December 31, 1997 and 1996 was $171,000 and $113,000, respectively. For the six months ended December 31, 1997 and 1996, income tax expense increased $325,000 to $341,000 from $16,000. The changes in income tax expense are a result of changes in net taxable income during the periods.

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

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the month ended December 31, 1997 was 7.00% and its liquidity ratio was 7.28% at December 31, 1996.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $91,365,000 and $91,596,000 at December 31, 1997 and June 30, 1997, respectively.

                  CUMBERLAND MOUNTAIN BANCSHARES, INC.
                          Middlesboro, Kentucky

                  MANAGEMENT'S DISCUSSION AND ANALYSIS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $2,127,000 at December 31, 1997 and $699,000 at June 30, 1997. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At December 31, 1997, the Savings Bank had $988,000 in commitments to originate loans. At December 31, 1997, the Savings Bank had $52,812,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

                       CUMBERLAND MOUNTAIN BANCSHARES, INC.
                               Middlesboro, Kentucky

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

     Earnings Per Share. In February 1997, the FASB issued SFAS No. 128 which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted.

                   CUMBERLAND MOUNTAIN BANCSHARES, INC.
                          Middlesboro, Kentucky

                       PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K.  During the quarter ended
December 31, 1997, the registrant did not file any reports on Form 8-K.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Cumberland Mountain Bancshares, Inc.



                           By: /s/ James J. Shoffner
                               -------------------------------
                               James J. Shoffner
                               President
                               (Duly authorized representative)


                           By: /s/ J.D. Howard
                               -------------------------------
                               J.D. Howard
                               Secretary, Treasurer and Chief
                               Financial Officer
                               (Principal Financial Officer)