Form 10QSB
period 1998-03-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1998-05-15
CIK 1029093

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1998, there were 677,358 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [  ]     No [X]

Page 2
            CUMBERLAND MOUNTAIN BANCSHARES, INC.
             FORM 10-QSB - March 31, 1998

                          INDEX


                                                            Page
                                                            ----
Part I - Financial Information
         ----------------------
     Item 1.     Financial Statements
          Consolidated Statement of Financial Condition
            March 31, 1998 and June 30, 1997                   2
          Consolidated Statements of Income
            Three and Nine Months Ended March 31, 1998
            and 1997                                           3
          Consolidated Statements of Stockholders' Equity
            Nine Months Ended March 31, 1998                   4
          Consolidated Statements of Cash Flows
            Nine Months Ended March 31, 1998 and 1997          5
          Notes to the Consolidated Financial Statements       7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    9

Part II - Other Information                                   15
          -----------------

Signatures                                                    16

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
               March 31, 1998 and June 30, 1997

                          ASSETS
                          ------

                                                   March 31,        June 30,
                                                     1998             1997
                                                 ------------    ------------
Cash and cash equivalents                         $  2,564        $    699
Investment securities, held-to-maturity                  7              10
Investment securities available-for-sale, at
  market value                                       3,516           4,174
Other investments, at market value                      15             103
Mortgage-backed securities available-for-sale,
  at market value                                    6,014           6,353
Loans, net of allowance for loan losses of
  $708,000 at March 31, 1998 and
  $306,000 at June 30, 1997                        121,078          99,623
Accrued interest receivable                            951             738
Real estate held for investment                        345               -
Repossessed real estate                                 31              13
Federal Home Loan Bank (FHLB) stock, at cost         1,860             724
Premises and equipment, net                          2,957           2,024
Prepaid expenses and other assets                      577             194
                                                 ---------       ---------
                    TOTAL ASSETS                 $ 139,915       $ 114,655
                                                 =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits                                         $  98,129      $  91,596
Escrows                                                 59               -
Advances from FHLB                                  30,500          13,000
Notes payable                                          730             715
Accrued interest payable                               834             241
Other liabilities                                      531             589
                                                 ---------       ---------
     Total liabilities                             130,783         106,141
                                                 ---------       ---------

Common stock, $0.01 per value, 8,000,000 shares
  authorized, 677,358 shares issued and
  outstanding                                            7               7
Additional paid-in capital                           5,542           5,542
Retained earnings                                    4,642           4,093
Unearned ESOP shares                                  (986)           (986)
Net unrealized loss on investment securities
  available-for-sale, net of deferred tax              (73)           (142)
                                                 ---------       ---------
     Total stockholders' equity                      9,132           8,514
                                                 ---------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                               $ 139,915       $ 114,655
                                                 =========       =========

The accompanying notes are an integral part of these financial statements.

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                       Middlesboro, Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data)

                                                        Three Months           Nine Months
                                                       Ended March 31        Ended March 31,
                                                    -------------------     -------------------
                                                     1998        1997        1998        1997
                                                    -------     -------     -------     -------
INTEREST INCOME
   Investment securities                            $    52     $    62     $   162     $   170
   Mortgage-backed securities                            88         102         270         335
   Mortgage loans                                     1,868       1,289       5,350       3,605
   Commercial and consumer loans                        757         388       2,106         953
                                                    -------     -------     -------     -------
      Total interest income                           2,765       1,841       7,888       5,063

INTEREST EXPENSE
   Deposits                                           1,161         945       3,442       2,707
   FHLB advances                                        465         182       1,176         365
   Other borrowed money                                  17          --          67          --
                                                    -------     -------     -------     -------
                                                      1,643       1,127       4,685       3,072
                                                    -------     -------     -------     -------
NET INTEREST INCOME                                   1,122         714       3,203       1,991

PROVISION FOR LOAN LOSSES                               605          66         890         124
                                                    -------     -------     -------     -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       517         648       2,313       1,867
                                                    -------     -------     -------     -------
NON-INTEREST INCOME
   Loan fees and service charges                        240         172         763         459
   Gains (losses) on sales of investment
     securities                                          42          --          42          50
   Gains (losses) on sales of repossessed assets         (1)         --          19          (1)
   Gains (losses) on sales of real estate held
     for investment                                      40          --          40          --
                                                    -------     -------     -------     -------
      Total non-interest income                         321         172         864         508
                                                    -------     -------     -------     -------
NET INTEREST AND NON-INTEREST INCOME                    838         820       3,177       2,375
                                                    -------     -------     -------     -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                       377         271       1,021         920
   Occupancy and equipment expense                       88          48         254         121
   Marketing and other professional services             84          51         203         142
   Other                                                268         157         771         922
                                                    -------     -------     -------     -------
      Total non-interest expense                        817         527       2,249       2,105
                                                    -------     -------     -------     -------
INCOME BEFORE INCOME TAX EXPENSE                         21         293         928         270

INCOME TAX EXPENSE                                       38         114         379         130
                                                    -------     -------     -------     -------
NET INCOME                                          $   (17)    $   179     $   549     $   140
                                                    =======     =======     =======     =======
PER SHARE OF COMMON STOCK:
   Earnings (basic)                                 $(0.029)    $ 0.304     $ 0.931     $ 0.275
                                                    =======     =======     =======     =======
   Earnings (dilutive)                              $(0.029)    $ 0.304     $ 0.931     $ 0.275
                                                    =======     =======     =======     =======
   Dividends                                        $ 0.000     $ 0.000     $ 0.000     $ 0.000
                                                    =======     =======     =======     =======

The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)


                                                                            Unrealized
                                                                              Loss on
                                                                            Investment
                                                    Additional               Securities    Unearned
                                         Common      Paid-In     Retained    Available      ESOP
                                          Stock      Capital     Earnings     for-Sale      Shares      Total
                                         -------    ---------    --------   -----------    --------    -------

Balance at June 30, 1997                 $     7     $ 5,542      $ 4,093     $  (142)      $ (986)    $ 8,514

Net income for the nine month
  period ended March 31, 1998                 --          --          549          --           --         549

Common stock issued                           --          --           --          --           --          --

Common stock exchanged                        --          --           --          --           --          --

ESOP shares purchased                         --          --           --          --           --          --

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  March 31, 1998, net of
  deferred tax                                --          --           --          69           --          69
                                         -------     -------      -------     -------      -------     -------
Balance at March 31, 1998                $     7     $ 5,542      $ 4,642     $   (73)     $  (986)    $ 9,132
                                         =======     =======      =======     =======      =======     =======

The accompanying notes are an integral part of these financial statements

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Amounts in thousands)
                  Nine Months Ended March 31,

                                                        1998         1997
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    549     $    140
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation                                           118           60
    Amortization and accretion                              15            9
    FHLB stock dividend                                    (77)         (30)
    Provision for loan losses                              890          124
    (Gains) losses on sales of investment securities       (42)         (52)
    (Gains) losses on sales of other real estate           (19)          (2)
    (Gains) losses on sales of real estate held
      for investment                                       (40)           -
    Changes in assets and liabilities:
      Accrued interest receivable                         (213)        (258)
      Prepaid expenses and other assets                   (383)        (621)
      Accrued interest payable                             593          502
      Other liabilities                                    (58)         604
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                     1,333          476
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                               (1,059)        (246)
  Principal collected on investment securities
    held to maturity                                         3           --
  Purchases of investment securities available-
    for-sale                                              (999)        (498)
  Proceeds on maturities of investment securities
    available-for-sale                                   1,571          245
  Purchases of other investments                          (356)          --
  Proceeds on sales of other investments                   486           --
  Principal collected on mortgage-backed securities        901          531
  Proceeds on sales of mortgage-backed securities
    available-for-sale                                      --          855
  Purchase of mortgage-backed securities available-
    for-sale                                              (510)          --
  Purchase of real estate held for investment             (619)          --
  Proceeds from sales of real estate held for
    investment                                             321           --
  Proceeds from the sale of loans                        2,776           --
  Net (increase) decrease in purchased loans               261        4,638
  Net (increase) decrease in loans exclusive
    of loans purchased                                 (25,233)     (27,826)
  Purchases of premises and equipment                   (1,059)        (846)
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                   (23,516)     (23,147)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                    6,533       11,080
  Net increase in advances from FHLB                    17,500       11,500
  Net increase in other borrowings                          15           --
  Proceeds from the issuance of common stock                --        4,125
  Contribution of cash and investment in subsidiary         --          337
  Stock issuance and conversion costs                       --         (391)
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                          24,048       26,651
                                                      --------     --------

The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Amounts in thousands)
                Nine Months Ended March 31,

                                                        1998         1997
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           1,865        3,980

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            699          874
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 2,564      $ 4,854
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                       $  1,386      $   540
                                                      =======      =======
      Income taxes                                   $    396      $    63
                                                      =======      =======
  Loans transferred to other real estate during
    the period                                        $   343      $   306
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $   (69)     $   (82)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1998
                        (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
         ---------------------

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the nine months ended March 31, 1998 and 1997.

     Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998.

     Prior to March 31, 1997, Cumberland Mountain Bancshares,
Inc. (the "Company") did not have any material assets or liabilities and did not engage in any material business operations. On March 31, 1997, the Company acquired all of the outstanding stock of Middlesboro Federal Bank, Federal Savings Bank (the "Savings Bank" or "Middlesboro Federal") pursuant to the Plan of Conversion of Cumberland Mountain Bancshares, M.H.C., the Bank's former mutual holding company, and the Agreement and Plan of Reorganization between the Company and the Bank. In connection with the Conversion and Reorganization, the Company sold 439,731 shares of Common Stock in an initial public offering and issued 1.333 shares of Common Stock in exchange for each share of the Bank's common stock then outstanding. The Company's financial statements for the periods prior to March
31, 1997 consist of the financial statements of the Bank.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES
         -------------------------

     Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                  March 31,
                                                    1998
                                                ------------
         Balance, June 30, 1997                   $   306
         Provision for loan losses                    890
         Charge-offs, net of recoveries              (488)
                                                  -------
         Balance, March 31, 1998                  $   708
                                                  =======

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998
                          (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS
         ----------------

     Nonaccrual loans are as follows (amounts in thousands):

                                           March 31,    June 30,
                                             1998         1997
                                         ----------   ----------
Construction Mortgage Loans               $    --      $    --
Permanent Mortgage Loans, Secured by
   1-4 Dwelling Units                         678          601
   5 or More Dwelling Units                    --           --
   Nonresidential Property (Except Land)      113           --
   Land                                        --           --
Nonmortgage Loans and Leases, Open End:
   Credit Cards and Related Plans              --           11
                                          -------      -------
                                          $   791      $   612
                                          =======      =======

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS
GENERAL

     The principal business of the Company is that of the Savings Bank. The principal business of the Savings Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four family owner-occupied residential properties in the Savings Bank's primary market area. The Bank also maintains an investment portfolio which includes Federal Home Loan Bank stock, Government Agency-issued bonds and mortgage-backed securities, and other investments.

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

FINANCIAL CONDITION

     Total assets of the Company have increased 22.04% from $114,655,000 at June 30, 1997 to $139,915,000 at March 31, 1998.
This has resulted largely from the increase in loans of 21.54% to $121,078,000 at March 31, 1998 from $99,623,000 at June 30,
1997. Over the past few years, the size of the Company's loan portfolio has grown as a result of increased loan demand in the Savings Bank's primary market area. Management has attempted to grow the loan portfolio while at the same time limiting the credit risk and improving the rate sensitivity of the Savings Bank's interest-earning assets. While the Savings Bank's primary emphasis continues to be the origination of one to four family adjustable rate mortgage loans secured by properties in its primary market area, the Savings Bank has also invested excess funds in investment securities and mortgage-backed securities with adjustable rates or terms to maturity of seven years or less.

     The Company's asset growth during the nine months ended March 31, 1998 was financed primarily by an increase in advances from the Federal Home Loan Bank ("FHLB"). FHLB advances rose by $17,500,000 from $13,000,000 at June 30, 1997 to $30,500,000 at
March 31, 1998. Total stockholders' equity rose by $618,000, or 7.26%, principally due to net income earned during the nine-month period ended March 31, 1998.

RESULTS OF OPERATIONS

     Net Income.  The Company realized a net loss of $17,000
for the three-month period ended March 31, 1998, a decrease of $196,000 as compared to the three-month period ended March 31, 1997. This decrease was primarily the result of an increase in provision for loan losses of $539,000 during the quarter ended March 31, 1998. Management's decision to provide for the large increase in the allowance for loan losses was based on the rapid growth and change in mix of the loan portfolio over the past
year.   In addition, management desires to ensure adequate
protection for possible future loan losses and to approximate peer group levels of loan loss allowances as compared to loans outstanding.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     The Company's net earnings increased from $140,000 for the nine months ended March 31, 1997 to $549,000 for the nine months ended March 31, 1998, an increase of $409,000. During the nine-month period ended March 31, 1997, the Savings Bank recognized an expense related to a special assessment of $388,300 on SAIF-assessable deposits to capitalize the SAIF mandated by the Deposit Insurance Funds Act of 1996. In addition, the Bank expensed $152,000 to record the funding of a retirement plan for the directors of the Savings Bank. Excluding the one-time expenses for the SAIF assessment and directors retirement, net income for the nine-month period ended March 31, 1997, would have been approximately $529,000. The Company, therefore, realized an increase of $20,000, or 3.78%, in net income for the nine-month period ended March 31, 1998 compared to adjusted net income for the nine-month period ended March 31, 1997.

     Interest Income. Total interest income for the three-month period ended March 31, 1998 amounted to $2,765,000, an increase of 50.19% from the Company's total interest income of $1,841,000 for the three-month period ended March 31, 1997. During the three-month period ended March 31, 1998 as compared to the three-month period ended March 31, 1997, the Company's interest income on its loan portfolio increased 56.53% from $1,677,000 to $2,625,000; its interest income from its mortgage-backed securities portfolio decreased 13.73% from $102,000 to $88,000; and interest income from its investment securities portfolio decreased 16.13% from $62,000 to $52,000.

     Interest income increased from $5,063,000 for the nine months ended March 31, 1997 to $7,888,000 for the nine months ended December 31, 1997, an increase of $2,825,000 or 55.80%. The Company's change in interest income was due to several factors. The Savings Bank has been decreasing its investment securities and mortgage-backed securities, thereby reducing the Savings Bank's interest income from those investments. Further, the Savings Bank's average yield on its mortgage loan portfolio has remained relatively stable. The Savings Bank is increasing their overall interest income by originating additional mortgage loans and consumer loans while also decreasing their investment in investment securities and mortgage-backed securities.

     Interest Expense. The Savings Bank's interest expense is the interest paid on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense has increased. The high demand for mortgage and consumer lending has also caused the Savings Bank to secure advances from the Federal Home Loan Bank to fund these loans. Total interest expense increased from $1,127,000 for the three-month period ended March 31, 1997, to $1,643,000 for the three-month period ended March 31, 1998. Interest expense increased $1,613,000, or 52.51%, from $3,072,000 for the nine-month period ended March 31, 1997 to $4,685,000 for the nine-month period ended March 31, 1998. Approximately half of the increase, or $811,000, is attributable to an increase in the Savings Bank's expense on Federal Home Loan Bank advances. The increase in interest expense on FHLB advances is due to the increase in the balance of this account, which has primarily been used to fund mortgage and consumer loan demand.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Net Interest Income. During the three months ended March 31, 1998, net interest income increased 57.15% to $1,122,000 from $714,000 for the three months ended March 31, 1997. Net interest income increased from $1,991,000 for the nine months ended March 31, 1997 to $3,203,000 for the nine months period ended March 31, 1998, an increase of $1,212,000 or 60.88%. This increase was due primarily to the continued high loan demand experienced by the Savings Bank that has resulted in overall increase in the loan portfolio and thus an increase in interest income.

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

     For the three-month period ended March 31, 1998, the Savings Bank provided $605,000 for loan losses compared to $66,000 during the three-month period ended March 31, 1997. The provision for losses on loans increased from $124,000 for the nine months ended March 31, 1997 to $890,000 for the nine months ended March 31, 1998. The increase in provision for loan losses for these periods represented management's effort to maintain an adequate reserve against losses given the rapid growth of the overall loan portfolio. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At March 31, 1998, the Company's allowance for loan losses represented 43.01% of total non-performing loans and .59% of the outstanding balance of total loans.

     Non-Interest Income. Non-interest income for the three-month period ended March 31, 1998 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended March 31, 1998 was $240,000, an increase of 39.54% from $172,000 for the three-month period ended March 31, 1997. Non-interest income increased from $459,000 for the nine months ended March 31, 1997 to $763,000 for the nine months ended March 31, 1998. Non-interest income primarily reflects the demand for loans in the Savings Bank's market area.

     Non-Interest Expense. For the three-month period ended March 31, 1998, as compared to the three-month period ended March 31, 1997, total non-interest expense increased $290,000 from $527,000 to $817,000 or 55.03%. Non-interest expense increased from $2,105,000 for the nine months ended March 31, 1997 to $2,249,000 for the nine months ended March 31, 1998, an increase of $144,000 or 6.84%.

     Total salaries and employee benefits were $377,000 for the three-month period ended March 31, 1998, up $106,000 over the three-month period ended March 31, 1997 level of $271,000. Salaries and employee benefits increased $101,000 from $920,000 for the nine months ended March 31, 1997 to $1,021,000 for the nine months ended March 31, 1998. The increase for the three-month period ended March 31, 1998 primarily reflects higher salary levels due to the increased number of personnel. In addition, deferred compensation of $52,000 for the Chairman of

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS (CONTINUED)

the Company was recognized in March of 1998. The relatively small increase in salaries and employee benefits expense for the nine-month period ended March 31, 1998, as compared to the nine-month period ended March 31, 1997, primarily reflects a one time charge of $152,000 to record the funding of a retirement plan for the directors of the Savings Bank during the three-month period ended September 30, 1996.

     Occupancy and equipment expense was $88,000 for the three-month period ended March 31, 1998, up $40,000 from the three-month period ended March 31, 1997. For the nine months ended March 31, 1998, occupancy and equipment expenses increased $133,000 as compared to the nine months ended March 31, 1997. These increases were primarily due to increased depreciation, repairs and maintenance costs associated with the expansion of the existing main office building and the opening of a new branch office.

     Other expenses of $268,000 increased $111,000, or 70.70%, over the three-month period ended March 31, 1997 amount of $157,000. The increase in other expenses is primarily due to the increased operating costs associated with expansion of the Savings Bank over the past year. In addition, legal expenses increased from $1,000 for the three-month period ended March 31, 1997 to $43,000 for the three-month period ended March 31, 1998 and data processing expenses increased $24,000 during this same time period. The increase in legal fees was primarily due to the Savings Bank's negotiations with National City Bank for the purchase of their Harlan, Kentucky branch office. The increase in data processing fees is the direct result of the expiration of the Savings Bank's contract with their existing processor and subsequent increase in processing fees prior to the expected conversion to a new data processing system in July of 1998.

     For the nine-month period ended March 31, 1998, other expenses decreased $151,000 as compared to the nine-month period ended March 31, 1997. This decrease was primarily attributable to the one time special assessment to recapitalize the SAIF of $388,300 expensed in the period ended September 30, 1996.

     Income Taxes. Income tax expense for the three-month period ended March 31, 1998 and 1997 was $38,000 and $114,000, respectively. For the nine months ended March 31, 1998 and 1997, income tax expense increased $249,000 to $379,000 from $130,000. The changes in income tax expense are a result of changes in net taxable income during the periods.

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

liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the month ended March 31, 1998 was 6.41% and its liquidity ratio was 12.03% at March 31, 1997.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $98,129,000 and $91,596,000 at March 31, 1998 and June 30, 1997, respectively.

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $2,564,000 at March 31, 1998 and $699,000 at June 30, 1997. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At March 31, 1998, the Savings Bank had $1,700,000 in commitments to originate loans. At March 31, 1998, the Savings Bank had $54,471,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro, Kentucky

           MANAGEMENT'S DISCUSSION AND ANALYSIS

NEW ACCOUNTING PRONOUNCEMENTS

     Disclosures About Fair Value of Financial Instruments In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosure About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

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

     Earnings Per Share In February 1997, the FASB issued SFAS No. 128 which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share are computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997.

     Comprehensive Income. In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive
income and its components (revenues,     expenses, gains, and
losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of this statement on July 1, 1998 and does not anticipate it will have a material impact on its financial statements.

     Disclosures about Segments of an Enterprise and Related Information. In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the adoption of this accounting statement will have a material impact on its financial statements.

                   CUMBERLAND MOUNTAIN BANCSHARES, INC.
                          Middlesboro, Kentucky

                       PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit 27 - Financial Data Schedule

            (b)  Reports on Form 8-K.  During the quarter ended
March 31, 1998, the registrant did not file any reports on Form 8-K.

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