Form 10KSB
period 1998-06-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1998-09-25
CIK 1029093

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998
                                      OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from        to
                              --------  --------

                          Commission File No. 0-22287

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

          Tennessee                                          31-1499488
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1431 Cumberland Avenue, Middlesboro, Kentucky                   40965
---------------------------------------------            -------------------
  (Address of principal executive offices)                    (Zip Code)

         Issuer's telephone number, including area code (606) 248-4584
                                                       ----------------

          Securities registered under Section 12(b) of the Act: None
                                                               ------

             Securities registered under Section 12(g) of the Act:
                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                               (Title of Class)

         Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                       ---   ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $11.9 million.

         The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($16.375 per share), was approximately $9.1 million as of July 31, 1998. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

         As of July 31, 1998, there were issued and outstanding 678,800 shares of the registrant's common stock.

         Transitional Small Business Disclosure Format (check one):  YES   NO X
                                                                        ---  ---

                      DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

         Cumberland Mountain Bancshares, Inc. Cumberland Mountain Bancshares, Inc. (the "Company") is the holding company for Middlesboro Federal Bank, Federal Savings Bank ("Middlesboro Federal" or the "Bank"). The Company was organized on December 13, 1996 at the direction of the Board of Directors of the Bank for the purpose of holding all of the capital stock of the Bank. On March 31, 1997, the Company completed its initial public offering. A total of 439,731 shares were sold in a subscription offering in connection with the conversion of Cumberland Mountain Bancshares, M.H.C. (the "Mutual Holding Company") from mutual to stock form and the reorganization of the Bank as a subsidiary of the Company (collectively, the "Conversion and Reorganization"). An additional 239,069 shares were issued to the public stockholders of the Bank in exchange for their shares of the common stock of the Bank. Shares of the common stock of the Bank that had been held by the Mutual Holding Company were canceled. The Company has no significant assets other than all of the outstanding shares of the Bank, and the portion of the net proceeds from the offering retained by the Company, and the Company has no significant liabilities. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank.

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

         Middlesboro Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located in the counties where its offices are located. Such loans amounted to $68.3 million, or 57.04%, of Middlesboro Federal's total loan portfolio (before net items). At June 30, 1998, Middlesboro Federal held $19.4 million in commercial real estate loans at that date, representing 16.23% of total loans (before net items). The other significant areas of lending activity by Middlesboro Federal are multi-family real estate loans, construction loans, commercial business loans and consumer loans which, as of June 30, 1998, represented $2.4 million, or 2.02%, $2.3 million, or 1.9%, $10.7 million, or 8.92%, and $16.6 million, or
13.89%, respectively, of Middlesboro Federal's total loan portfolio. Middlesboro Federal also makes substantial investments in United States Treasury and federal government obligations and mortgage-backed securities which are insured by federal agencies. As of June 30, 1998, the carrying value of U.S. Treasury and government agency securities was $2.5 million and the carrying value of its mortgage-backed securities portfolio, was $5.6 million.

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

Lending Activities

         General. The Bank's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market area. At June 30, 1998, one- to four-family mortgage loans comprised $68.3 million, or 57.04%, of the Bank's gross loan portfolio. To a lesser extent, the Bank originates construction loans, multi-family residential and commercial real estate loans and has purchased whole loans and loan participations to supplement its originations. The Bank also originates secured and unsecured commercial and consumer loans.

         During recent years, the Bank has expanded the loan portfolio by emphasizing originations in its primary market areas of Bell and Harlan Counties, Kentucky and Claiborne, Knox and Union counties in Tennessee. Management has also sought to diversify the loan portfolio through increased origination of commercial mortgages and commercial loans. A significant portion of the Bank's loan growth in recent years has involved loans secured by properties in Knox County, Tennessee. Middlesboro Federal estimates that at June 30, 1998 its portfolio included approximately $47.7 million in loans secured by properties in Knox County. Reflecting its prior strategy of supplementing local originations with loan purchases from other parts of Kentucky, the Bank's loan portfolio at June 30, 1998 also included approximately $3.3 million in purchased mortgages secured by properties in Central Kentucky in the Lexington area.

         Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                              At June 30,
                                                          ---------------------------------------------------
                                                                  1998                          1997
                                                          -------------------           -------------------
                                                          Amount          %             Amount          %
                                                          ------       ------           ------       ------
                                                                       (Dollars in thousands)
Mortgage Loans:
   One- to four-family.................................   $  68,328    57.04%           $  54,590    52.59%
   Multi-family........................................       2,421     2.02                1,441     1.39
   Commercial..........................................      19,442    16.23               17,402    16.76
Construction:
   One- to four-family.................................       1,393     1.16                8,998     8.67
   Multi-family and commercial.........................         884     0.74                   --       --
Commercial.............................................      10,682     8.92                8,311     8.00
Consumer loans:
   Savings account.....................................       2,059     1.72                1,975     1.90
   Automobile..........................................       5,683     4.74                3,992     3.85
   Credit card.........................................         591     0.49                  580     0.56
   Other ..............................................       8,314     6.94                6,514     6.28
                                                          ---------   ------            ---------   ------
        Total loans....................................     119,797   100.00%             103,803   100.00%
                                                                      ======                        ======

Less:
   Loans in process....................................        (913)                       (3,748)
   Discounts...........................................         (25)                         (126)
   Allowance for loan losses...........................        (798)                         (306)
                                                          ---------                     ---------
      Total............................................   $ 118,061                     $  99,623
                                                          =========                     =========

         Loan Maturity Schedule. The following table sets forth certain information at June 30, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                                Due after
                                         Due during             1 through             Due after
                                       the year ending        5 years after         5 years after
                                        June 30, 1999         June 30, 1998         June 30, 1998          Total
                                        -------------         -------------         -------------       ---------
                                                                        (In thousands)
Real estate mortgage loans:
   One- to four-family................    $   1,009             $     883             $  66,436          $ 68,328
   Multi-family.......................          128                   195                 2,098             2,421
   Commercial.........................          803                 3,216                15,423            19,442
Construction:
   One- to four-family................        1,393                    --                    --             1,393
   Multi-family and commercial........          884                    --                    --               884
Commercial............................        3,961                 4,912                 1,809            10,682
Consumer loans:
   Savings account....................        2,059                    --                    --             2,059
   Automobile.........................        1,998                 3,685                    --             5,683
   Credit card........................          591                    --                    --               591
   Other..............................        2,008                 5,183                 1,123             8,314
                                          ---------             ---------             ---------          --------
     Total............................    $  14,834             $  18,074             $  86,889          $119,797
                                          =========             =========             =========          ========

         The next table sets forth at June 30, 1998 the dollar amount of all loans due one year or more after June 30, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                                        Predetermined              Floating or
                                                            Rates               Adjustable Rates
                                                        -------------           ----------------
                                                                   (In thousands)
Real estate mortgage loans:
   One- to four-family...............................    $    9,432                 $   57,887
   Multi-family......................................            --                      2,293
   Commercial........................................         5,735                     12,904
Construction:
   One- to four-family...............................            --                         --
   Multi-family and commercial.......................            --                         --
Commercial...........................................         6,721                         --
Consumer loans:
   Savings account...................................            --                         --
   Automobiles.......................................         3,685                         --
   Credit card.......................................            --                         --
   Other.............................................         6,306                         --
                                                         ----------                 ----------
     Total...........................................    $   31,879                 $   73,084
                                                         ==========                 ==========

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

         One- to Four-Family Real Estate Loans. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 1998, $68.3 million, or 57.04%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties, of which $57.5 million, or 84.2%, carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $95,000.

         The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate mortgage loans are originated for terms of up to 15 or 20 years. ARMs are originated for terms of up to 30 years. The Bank's one and three-year ARMs have interest rates that adjust every one and three years, respectively, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively, adjusted to a constant maturity. The current margin is three percentage points. All loans originated by the Bank are retained in the Bank's loan portfolio. At June 30, 1998, 55.9% of the Bank's loans had remaining terms to maturity of 15 years or less.

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

         Second Mortgages and Home Equity Lines of Credit. The Bank also originates second mortgage loans and home equity lines of credit exclusively for its existing one- to four-family first mortgage customers. At June 30, 1998, $1.8 million, or 1.47%, of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Second mortgages and home equity lines of credit are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens. Generally, the minimum loan amount for a second mortgage is $5,000. Home equity lines of credit permit borrowers to borrow up to a pre-established limit during the five year term of the line of credit. Payments of interest only are required during the term with a balloon payment of all outstanding principal due at maturity. Home equity lines of credit are underwritten on a variable-rate basis indexed to the prime rate plus an increment.

         Commercial and Multi-Family Residential Real Estate Loans. At June 30, 1998, loans secured by commercial real estate and multi-family residential real estate properties totaled $19.4 million and $2.4 million, respectively, and represented 16.23% and 2.02%, respectively of the Bank's loan portfolio. Commercial real estate loans are secured by churches, motels, office buildings, retail stores, small shopping centers and other non-residential property. At June 30, 1998, the Bank's largest outstanding commercial real estate loan was an $897,000 loan secured by a convenience store in Farragute, Tennessee. The Bank's multi-family residential real estate loans are secured by residential property with up to 24 units. Substantially all of the Bank's commercial and multi-family residential and commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 1998.

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

         With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 1998, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $2.2 million. Pursuant to OTS regulations, an institution may make loans in excess of its lending limit up to an amount not to exceed the lesser of $30.0 million, or 30%, of its unimpaired capital and surplus to finance the development of residential housing units provided certain requirements are satisfied. At June 30, 1998, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $1.2 million and consisted of 4 loans including loans to purchase a business. The largest single loan outstanding was an $897,000 loan secured by a convenience store discussed above.

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

         Loan proceeds are disbursed during the construction phase (a maximum of 180 days) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 1998, $1.4 million, or 1.16%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately half of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

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

         Commercial Loans. At June 30, 1998, the Bank had $10.7 million in commercial business loans which represented 8.92% of the Bank's gross loan portfolio. Under recent amendments to the Home Owners' Loan Act ("HOLA"), the Bank is permitted to invest up to 20% of its assets in commercial loans provided that amounts in excess of 10% are small business loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. On a very limited basis, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. Commercial business loans usually carry a floating rate set at an increment over the prime rate and generally are underwritten for a maximum of 15 years. Such loans are structured as term loans.

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

         Consumer Loans. The Bank's consumer loans consist primarily of loans secured by deposit accounts, automobile loans, unsecured personal loans and credit cards, which represented 1.72%, 4.74%, 6.94% and 0.49% of its total loan portfolio, respectively, at June 30, 1998. The Bank also makes boat loans and home improvement loans pursuant to its consumer lending authority. The Bank has recently emphasized consumer lending because of the higher yields on such loans.

         The Bank makes deposit account loans up to 80% of the depositor's account balance. The interest rate is normally 2.0% above the rate paid on the account and the account must be pledged as collateral to secure the loan. Savings account loans are secured by demand notes and interest is due on a semi-annual basis. The Bank's automobile loans are generally underwritten in amount of up to 100% of the lesser of the purchase price of the automobile or the loan value as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months and vary depending on the age of the vehicle securing the loan. The Bank requires the borrower to insure the automobile under a policy listing the Bank as loss payee. Boat loans are made up to a maximum of $60,000. The maximum term of a boat loan is 60 months and will vary depending on the age of the collateral. The Bank also makes unsecured personal loans of up to $25,000. The terms of such loans do not exceed 60 months. Beginning in November 1995, the Bank began to offer VISA(R), MasterCard
(R) and VISA Gold (R) cards to qualified customers. Processing of the Bank's credit cards is done by an unaffiliated third party which receives a fee for such services. Equipment loans are made in amounts of up to 100% of the purchase price and have a maximum term of 60 months depending on the age of the equipment.

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

         In prior years, the Bank regularly purchased loans to supplement lending opportunities in its immediate market area. Such loan purchases generally involved residential mortgages originated by a mortgage broker located in Lexington, Kentucky. Loan purchases have decreased in recent years due to the increased emphasis on loan originations in its primary market area. At June 30, 1998, the Bank's loan portfolio included approximately $3.3 million in purchased mortgages secured by residential properties in the Lexington area. All of such loans are serviced by the originating broker.

         Generally, the purchase of participations and whole loans involves the same risks as would the origination of the same types of loans as well as the additional risks related to the Bank's lower level of control over the origination and subsequent administration of the loans. The Bank has sought to minimize such risks by employing more stringent underwriting standards in its underwriting of purchased loans than required by its loan policy for loans originated by the Bank. The Bank has never had to charge off any of its purchased loans. At June 30, 1998, all of the Bank's purchased loans were performing in accordance with their terms.

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

         The following table sets forth information with respect to the Bank's nonperforming assets at the dates indicated. At the dates shown, the Bank had no restructured loans within the meaning of SFAS No. 114.

                                                                         At June 30,
                                                                 --------------------------
                                                                   1998              1997
                                                                 --------          --------
                                                                       (In thousands)
Loans accounted for on a nonaccrual basis: (1)
  Real estate mortgage loans:
     Residential...............................................  $  1,729          $    601
     Nonresidential............................................        --                --
  Construction.................................................        --                --
  Commercial...................................................        --                --
  Consumer.....................................................        --                27
                                                                 --------          --------
        Total..................................................  $  1,729          $    628
                                                                 ========          ========

Accruing loans which are contractually past due 90 days or more:
  Real estate mortgage loans:
     Residential...............................................  $     --          $     --
     Nonresidential............................................        --                --
  Construction.................................................        --                --
  Commercial...................................................        --                --
  Consumer.....................................................        71                75
                                                                 --------          --------
        Total..................................................  $     71          $     75
                                                                 ========          ========

        Total nonperforming loans..............................  $  1,800          $    703
                                                                 ========          ========
Percentage of total loans......................................      1.50%             0.68%
                                                                 ========          ========
Other nonperforming assets.....................................  $     --          $     --
                                                                 ========          ========

--------------------
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.


         During the year ended June 30, 1998, gross interest income of $31,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such period amounted to $86,000.

         At June 30, 1998, there were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

         Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss" if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific loss allowances in the amount of 100% of the portion of the asset classified as loss or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulation of the Bank --

Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter, prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At June 30, 1998, the Bank had $3.4 million in assets classified as substandard. Substandard loans consisted of 13 single-family and multi-family mortgage loans with an aggregate balance of $1.4 million at June 30, 1998, 50 consumer loans with an aggregate balance of $185,000 and six commercial loans with an aggregate balance of $1.8 million.

         The following table sets forth an analysis of activity in the Bank's allowance for loan losses for the periods indicated.

                                                                      Year Ended June 30,
                                                                 ---------------------------
                                                                   1998               1997
                                                                 --------           --------
                                                                        (In thousands)
Balance at beginning of period.................................  $    306           $    180
                                                                 --------           --------

Loans charged off:
  Real estate mortgage loans:
     Residential...............................................        --                  3
     Commercial................................................        --                 --
  Construction.................................................        --                 --
  Commercial...................................................        --                 --
  Consumer.....................................................       727                 97
                                                                 --------           --------
  Total charge-offs............................................       727                100
                                                                 --------           --------

Recoveries:
  Real estate mortgage loans:
     Residential...............................................        18                 --
     Commercial................................................        --                 --
  Construction.................................................        --                 --
  Commercial...................................................        --                 --
  Consumer.....................................................        93                 23
                                                                 --------           --------
  Total recoveries.............................................       111                 23
                                                                 --------           --------

Net loans charged off..........................................       616                 77
                                                                 --------           --------
Provision for loan losses......................................     1,108                203
                                                                 --------           --------
Balance at end of period.......................................  $    798           $    306
                                                                 ========           ========

Ratio of net charge-offs to average
   loans outstanding during the period.........................      0.51%              0.08%
                                                                 ========           ========

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

         General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or provide specific loan losses when necessary. As of June 30, 1998, the Bank's allowance for loan losses included $27,000 in specific loss reserves. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         The following table allocates the Bank's allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                            June 30,
                                                     --------------------------------------------------------
                                                              1998                           1997
                                                     ---------------------------    -------------------------
                                                                    Percent of                     Percent of
                                                                     Loans in                       Loans in
                                                                   Category to                    Category to
                                                     Amount        Total Loans      Amount        Total Loans
                                                     ------        -----------      ------        -----------
                                                                    (Dollars in thousands)
Real estate mortgage loans.........................  $   331           41.48%       $   213           69.61%
Commercial loans...................................       --              --             --            --
Consumer loans.....................................      467           58.52             93           30.39
                                                     -------         -------        -------         -------
    Total allowance for loan losses................  $   798          100.00%       $   306          100.00%
                                                     =======          ======        =======          ======

Mortgage-Backed Securities

         The Bank maintains a significant portfolio of mortgage-backed securities in the form of GNMA, FNMA and FHLMC participation or pass-through certificates. GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States, while FNMA and FHLMC certificates are guaranteed by that agency only. Mortgage-backed securities generally entitle the Bank to receive a pro rata portion of the cash flows from an identified pool of mortgages. Although mortgage-backed securities generally yield less than the loans for which they are exchanged, they present substantially lower credit risk and are more liquid than the individual mortgage loans and may be used to collateralize obligations of the Bank. Because the Bank receives regular payments of principal and interest from its mortgage-backed securities, these investments provide more consistent cash flows than investments in other debt securities which generally only pay principal at maturity. Mortgage-backed securities also help the Bank meet certain definitional tests for favorable treatment under federal banking laws. See "Regulation -- Regulation of the Bank -- Qualified Thrift Lender Test."

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

         The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated. At June 30, 1998 and 1997, all of the Bank's mortgage-backed securities were designated as available-for-sale and carried on the Bank's books at their fair market value.

                                                                             At June 30,
                                                          ---------------------------------------------------
                                                                  1998                          1997
                                                          -------------------           ---------------------
                                                          Amount          %             Amount            %
                                                          ------        -----           ------          -----
                                                                           (Dollars in thousands)
    GNMA...............................................   $   515        9.22%          $   613          9.65%
    FNMA...............................................     4,585       82.19             5,740         90.35
    FHLMC..............................................       478        8.59                --            --
                                                          -------      ------           -------        ------
                                                          $ 5,578      100.00%          $ 6,353        100.00%
                                                          =======      ======           =======        ======

         The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Bank's mortgage-backed securities at June 30, 1998. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments on the effects of possible prepayments.

                                                          At June 30, 1998
                     ---------------------------------------------------------------------------------------------
                         One to Five Years      Greater than Five Years                    Total
                     ------------------------   -------------------------   --------------------------------------
                                   Weighted                   Weighted                    Approximate     Weighted
                     Amortized      Average     Amortized      Average      Amortized        Market       Average
                        Cost         Yield         Cost         Yield          Cost           Value        Yield
                     -------------------------  -------------------------   ---------------------------------------
                                                         (Dollars in thousands)
GNMA..............   $      --         --%      $      515      6.11%        $     515     $     515        6.11%
FNMA..............       1,796       5.53            2,810      6.07             4,606         4,585        5.80
FHLMC.............         479       5.73               --        --               479           478        5.73
                     ---------                  ----------                   ---------     ---------
                     $   2,275                  $    3,325                   $   5,600     $   5,578
                     =========                  ==========                   =========     =========

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

         Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings and loan associations are required to maintain. See "Regulation -- Regulation of the Bank -Liquidity Requirements."

         The general objectives of the Bank's investment policy are to: (i) provide and maintain liquidity; (ii) make a strong and stable contribution to earnings without incurring undue interest rate and credit risk; and (iii) complement the Bank's lending activities. Currently, the Bank's investment portfolio consists of cash, U.S. government issues, federal agency issues, FHLB stock, mortgage-backed securities and deposits in the FHLB of Cincinnati. The Bank also has an investment in the Franklin U.S. Government Securities Fund. Based on information provided to the Bank by such fund, approximately 98.1% of its assets are invested in GNMA securities, 1.4% in U.S. Treasury Bills and .5% in cash. The present yield on such fund is 6.72%.

         The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                      At June 30,
                                                            ------------------------------
                                                             1998                    1997
                                                            ------                  ------
                                                                     (In thousands)
Securities available for sale:
   U.S. government and agency securities................   $    2,485             $    3,265
   Franklin U.S. Government Securities Fund.............          920                    909
Securities held to maturity:
   U.S. government and agency securities................           --                     --
   Certificates of deposit..............................           --                     --
   Common stock and other...............................          303                    113
                                                           ----------             ----------
      Total investment securities.......................        3,708                  4,287

Cash and cash equivalents...............................        1,664                    699
FHLB stock..............................................        1,688                    724
                                                           ----------             ----------
      Total investments.................................   $    7,060             $    5,710
                                                           ==========             ==========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 1998.

                                     One Year or Less       One to Five Years         Five to Ten Years       More than Ten Years
                                   --------------------   ----------------------   ----------------------   ----------------------
                                   Carrying    Average     Carrying     Average     Carrying     Average     Carrying     Average
                                     Value      Yield        Value       Yield        Value       Yield       Value        Yield
                                   --------   ---------   ----------   ---------   ----------   ---------   ----------   ---------
                                                                                 (Dollars in thousands)

Securities available for sale:
   U.S. government and
     agency securities......       $  1,001     2.48%      $     502     5.32%     $     496       6.01%    $     486       5.02%
   Franklin U.S. Government
     Securities Fund........             --       --             920     6.72             --         --            --         --

Securities held to maturity:
  Common stock and other....             --       --             303       --             --        --             --         --
                                   --------                ---------               ---------                ---------
      Total.................       $  1,001                $   1,725               $     496                $     486
                                   ========                =========               =========                =========

                                         Total Investment Portfolio
                                     ----------------------------------
                                      Carrying    Market      Average
                                        Value      Value       Yield
                                     ---------   ---------   ----------
                                          (Dollars in thousands)
Securities available for sale:
   U.S. government and
     agency securities......        $   2,485    $  2,485       4.71%
   Franklin U.S. Government
     Securities Fund........              920         920       6.72

Securities held to maturity:
  Common stock and other....              303         303         --
                                    ---------    --------
      Total.................        $   3,708    $  3,708
                                    =========    ========

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

         Certificates of deposit in amounts of $100,000 or more constituted 16.5% of the Bank's total savings portfolio at June 30, 1998. The majority of these certificates of deposit represent deposits by individuals. The Bank does not actively solicit these accounts from non-deposit customers and does not offer a premium rate for such accounts.

         Savings deposits in the Bank at June 30, 1998 were represented by the various types of savings programs described below.

Interest       Minimum                                                     Minimum      Balances in  Percentage of
 Rate *          Term               Category                                Amount       Thousands   Total Savings
--------       -------              --------                               -------      -----------  -------------
  2.58%        None                 Passbook accounts                     $      --      $   9,157       9.37%
  1.93%        None                 NOW accounts                                100          7,688       7.87
  3.59%        None                 Money market deposit accounts             2,500            469        .48
               None                 Noninterest-bearing checking accounts       100          2,426       2.48

                                    Certificates of Deposit
                                    -----------------------

  5.762%       12-month             Fixed-term, fixed-rate                    1,000         54,085      55.35
  5.015%       2-5 year             Fixed-term, fixed-rate                    1,000         23,894      24.45
                                                                                         ---------    -------
                                                                                         $  97,719     100.00%
                                                                                         =========     ======

------------
*        Weighted average rate.

         Maturity of Jumbo Certificates. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.


                                                        Certificates
         Maturity Period                                 of Deposits
         ---------------                               --------------
                                                       (In thousands)

         Three months or less.......................   $     9,027
         Over three through six months..............         1,197
         Over six through 12 months.................         2,556
         Over 12 months.............................         3,347
                                                       -----------
             Total..................................   $    16,127
                                                       ===========


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

                                                                       At or for the
                                                                    Year Ended June 30,
                                                            --------------------------------
                                                               1998                   1997
                                                            ----------              --------
                                                                   (Dollars in thousands)
Advances from FHLB:
   Amounts outstanding at end of period.................   $   26,000             $   13,000

   Weighted average rate paid on........................         6.24%                  5.04%

   Maximum amount of borrowings outstanding
      at any month end..................................   $   33,500             $   14,000

   Approximate average short-term borrowings
      outstanding.......................................   $   29,750             $    9,250

   Approximate weighted average rate paid on............         6.24%                  5.04%

         The Bank has a $33.8 million line of credit with the FHLB of Cincinnati. At June 30, 1998, the Bank had $21 million outstanding in advances from the FHLB. These advances carry a rate of 6.45% and mature within the next year. Further asset growth may be funded through short-term additional advances. The Bank had $5 million outstanding that matures March 2003 bearing a rate of 6.08%.

Subsidiary Activities

         The Company has a subsidiary, Home Mortgage Loan Corporation ("Home"). From 1988 to June 30, 1992, Home participated in joint ventures for the purpose of acquiring, developing, constructing and selling single family residential real estate and held stock in the Bank's data processing provider. Home now acquires property on its own for development. Currently, Home also makes commercial and commercial real estate loans. At June 30, 1998, Home had total assets of $1,550,000, including loans of $444,929.

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

Personnel

         As of June 30, 1998, the Bank had 37 full-time employees and three part-time employees. The employees are not represented by a collective bargaining unit. Management believes that the Bank enjoys good relations with its personnel.

Performance Ratios

                                                                            At or for the
                                                                         Year Ended June 30,
                                                                       -----------------------
                                                                        1998             1997
                                                                       ------           ------
   Return on assets (net income divided by average total assets).....   0.60%            0.38%
   Return on average equity (net income divided by
      average stockholders' equity)..................................   8.70             8.74
   Equity to assets ratio (average equity divided by
      average total assets)..........................................   6.89             4.39

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

Regulation of the Bank

         Regulatory Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationship. Both core and tangible capital are further reduced by an amount equal to a the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1998, the Bank had no such investments.

         Adjusted total assets are a savings association's total assets as determined under generally accepted accounting principles, adjusted for certain goodwill amounts and increased by a pro rated portion of the assets of subsidiaries in which the savings association holds a minority interest and which are not engaged in activities for which the capital rules require deduction of its debt and equity investments. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of the savings association's investments in subsidiaries that must be netted against capital under the capital rules and, for purposes of the core capital requirement, qualifying supervisory goodwill.

         In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1998, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

         The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1998.

                                                                                   Percent of
                                                                 Amount            Assets (1)
                                                                 ------            ----------
                                                                     (Dollars in thousands)
             Tangible capital.................................  $   8,840             6.50%
             Tangible capital requirement.....................      2,040             1.50
                                                                ---------           ------
                Excess (deficit)..............................  $   6,800             5.00%
                                                                =========           ======

             Core capital.....................................  $   8,840             6.50%
             Core capital requirement.........................      5,439             4.00
                                                                ---------           ------
                Excess (deficit)..............................  $   3,401             2.50%
                                                                =========           ======

             Risk-based capital...............................  $   9,639            10.04%
             Risk-based capital requirement...................      7,681             8.00
                                                                ---------           ------
                Excess (deficit).............................   $   1,958             2.04%
                                                                =========           ======

         ----------------
         (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.


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

         A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 1998, approximately 72.7% of the Bank's assets were invested in Qualified Thrift Investments.

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

         The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the worst risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, Bank Insurance Fund ("BIF") members will be assessed for these obligations at the rate of 1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

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

         Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, certain time deposits, bankers' acceptances, highly rated corporate debt and commercial paper, securities of certain mutual funds, and specified United States government, state or federal agency obligations) equal to the monthly average of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus short-term borrowings. The Bank is also required to maintain average daily balances of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank for the month of June 1998 was 5.99%.

         Federal Home Loan Bank System. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHFBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1998, of $1,668,100. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1998, the Bank had $26 million in advances and other borrowings from the FHLB of Cincinnati. See "Business of the Bank -- Deposit Activities and Other Sources of Funds -- Borrowings."

         Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on the first $47.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1998, the Bank met its reserve requirements.

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

State Income Taxation

         The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of Middlesboro Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available-for-sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital. For the year ended June 30, 1998, the amount of such expense for Middlesboro Federal was $85,753.

Item 2.  Description of Property
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices and other material property.



                                                              Book Value at                        Deposits at
                            Year          Owned or              June 30,         Approximate        June 30,
                           Opened          Leased                 1998         Square Footage         1998
                           ------          ------            --------------    --------------       ---------
                                                         (Dollars in thousands)
Main Office:

1431 Cumberland Avenue
Middlesboro, Kentucky       1915            Owned              $  1,389             11,906         $  61,487

Branch Offices:

1501 E. Main Street
Cumberland, Kentucky        1976           Leased                   173              1,700            29,194

134 Pine Street
Pineville, Kentucky         1997           Leased                   133                750             7,038


         The Bank recently expanded its main office by constructing an addition which increased its square footage by 6,000 square feet. The addition was completed in January 1997 and is used to house the Bank's administrative offices. The Bank is in the process of constructing a new branch office in Fountain City, Tennessee. The cost to date is $806,507. The expected completion date is the Fall of 1998.

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

Item 4.  Submission of Matters to Vote of Security-Holders.
----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the over-the-counter market with quotations available through the OTC "Electronic Bulletin Board" under the symbol "CMBN." Trading commenced in April 1997. The high and low stock price by quarter since the inception of trading through fiscal year 1998 were as follows:

                Quarter Ended                     High            Low
                -------------                     ----            ---

                June 30, 1997                    $14.00        $ 10.00
                September 30, 1997                14.25          14.00
                December 31, 1997                 15.25          14.25
                March 31, 1998                   16.875          15.25
                June 30, 1998                    16.875          15.75

         No dividends have been declared during this period. As of September 8, 1998, there were 157 recordholders of the Common Stock.

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

Year 2000

         Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. Subsequent to fiscal year end, the Company converted its mission-critical processing systems to a new system which is Year 2000 compliant and is fully tested and fully certified. The Company expects to complete testing of systems provided by third party providers by December 31, 1998. It estimates that the additional costs associated with resolving all Year 2000 problems (other than the costs associated with the new processing system) will not exceed $100,000. Since the decision to convert to a new processing system was not related to Year 2000 compliance, the costs of such system (approximately $325,000) will be capitalized.

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

         The following table sets forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 1998 in the event of 1%, 2%, 3% and 4% instantaneous and permanent increases and decreases in market interest rates, respectively. These changes are set forth below as basis points, where 100 basis points equals one percentage point.



       Change                          Net Portfolio Value                      NPV as % of Portfolio Value of Assets
                          ---------------------------------------               -------------------------------------
      in Rates            $ Amount        $ Change       % Change               NPV Ratio          Basis Point Change
      --------            --------        --------       --------               ---------         -------------------
                                             (Dollars in thousands)

      + 400   bp             5,922         (4,569)           (44)%                 4.63%              (310) bp
      + 300   bp             7,426         (3,065)           (29)                  5.71               (203) bp
      + 200   bp             8,762         (1,729)           (16)                  6.63               (111) bp
      + 100   bp             9,828           (662)            (6)                  7.33                (41) bp
          0   bp            10,490                                                 7.73
      - 100   bp            10,983            492              5                   8.02                 28  bp
      - 200   bp            11,479            989              9                   8.29                 56  bp
      - 300   bp            12,288          1,798             17                   8.77                103  bp
      - 400   bp            13,202          2,712             26                   9.29                156  bp

         The following table sets forth the interest rate risk capital component for the Bank at June 30, 1998 given a hypothetical 200 basis point rate change in market interest rates.


                                                                                         At
                                                                                   June 30, 1998
                                                                                   -------------
Pre-shock NPV Ratio: NPV as % of Portfolio Value of Assets...................           7.73%

Exposure Measure: Post-Shock NPV Ratio.......................................           6.63%

Sensitivity Measure: Change in NPV Ratio.....................................            111  bp


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

         Middlesboro Federal originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to the 1980s, Middlesboro Federal, like virtually all savings associations, originated only fixed-rate loans and held them in portfolio until maturity. As a result of the problems caused by holding fixed-rate loans in a rapidly increasing interest-rate environment, changes in regulations to allow for variable-rate loans and consumer demand for such loans during periods of high interest rates, Middlesboro Federal began to transform its portfolio into loan products the interest rates of which adjust periodically. As a result, 60.8% of Middlesboro Federal's loan portfolio, as of June 30, 1998 consisted of adjustable or floating rate loans.

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


                                                                                Year Ended June 30,
                                                   ---------------------------------------------------------------------------
                                                                 1998                                      1997
                                                   ---------------------------------       -----------------------------------
                                                   Average                   Average       Average                     Average
                                                   Balance      Interest      Rate         Balance       Interest       Rate
                                                   -------      --------      ----         -------       --------       ----
                                                                                (Dollars in thousands)
INTEREST INCOME
  Loans
    Consumer....................................   $ 19,454     $   1,956    10.05%        $  12,470     $ 1,208       9.69%
    Other.......................................      8,866           875     9.87             3,749         270       7.20
    Mortgage....................................     90,849         7,241     7.97            74,710       5,096       6.82
                                                   --------     ---------                  ---------     -------
    Total loans.................................    119,169        10,072     8.45            94,642       6,574       6.95
                                                   --------     ---------                  ---------     -------
  Mortgage-backed securities....................      5,686           355     6.24             7,357         435       5.91
  Investment securities.........................      3,399           215     6.33             3,352         240       7.16
  FHLB stock....................................      1,659           108     6.51               580          41       7.07
                                                   --------     ---------                  ---------     -------
  Total interest-earning assets.................    129,913        10,750     8.27           105,931       7,290       6.88
                                                                ---------                                -------
  Non-interest-earning assets...................      6,802                                      589
                                                   --------                                ---------
    Total assets................................   $136,715                                $ 106,520
                                                   ========                                =========

INTEREST EXPENSE
  Savings deposits..............................   $  9,215     $     244     2.65%        $   9,592     $   250       2.61%
  Certificates of deposit.......................     77,510         4,206     5.43            72,042       3,380       4.69
  Demand, NOW and money market..................     11,145           227     2.04            10,121         217       2.14
                                                   --------     ---------                  ---------     -------
       Total deposits...........................     97,870         4,677     4.78            91,755       3,847       4.19
  Funds borrowed................................     21,446         1,611     7.51             9,250         466       5.04
                                                   --------     ---------                  ---------     -------
Total interest-bearing liabilities..............    119,316         6,288     5.27           101,005       4,313       4.27
                                                                ---------                                -------
Other non-interest-bearing liabilities..........      8,162                                      836
Total stockholders' equity......................      9,237                                    4,679
                                                   --------                                ---------
    Total liabilities and stockholders' equity..    136,715                                $ 106,520
                                                   ========                                =========

Net interest income.............................                $   4,462                                $ 2,977
                                                                =========                                =======
Interest rate spread............................                              3.00%                                    2.61%
                                                                             =====                                    =====
Net yield on interest-earning assets............                              3.43%                                    2.81%
                                                                             =====                                    =====
Ratio of average interest-earning assets to
  average interest-bearing liabilities..........     108.88%                               104.88 %
                                                   ========                                =======

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


                                                               Year Ended June 30,
                                         -----------------------------------------------------------------
                                           1998       vs.       1997        1997         vs.       1996
                                         -----------------------------     -------------------------------
                                              Increase (Decrease)                Increase (Decrease)
                                                    Due to                             Due to
                                         -----------------------------     -------------------------------

                                         Rate        Volume      Total      Rate        Volume      Total
                                         ----        ------      -----      ----        ------      -----
                                                                   (In thousands)
Interest Income:
  Loans:
    Consumer..........................  $     71    $    677   $    748     $    (51)   $    731    $    680
    Other.............................       237         368        605          (24)        100          76
    Mortgage..........................     1,044       1,101      2,145          158       1,511       1,669
  Mortgage-backed securities..........        19         (99)       (80)         (18)       (182)       (200)
  Investment securities...............       (28)          3        (25)          42        (191)       (149)
  FHLB stock..........................        (9)         76         67            2          10          12
                                        --------    --------   --------     --------    --------    --------
      Total interest income...........     1,334       2,126      3,460          109       1,979       2,088
                                        --------    --------   --------     --------    --------    --------

Interest expense
  Savings deposits....................         4         (10)        (6)         (31)         11         (20)
  Certificates of deposit.............       570         256        826         (495)      1,039         544
  Demand, NOW and money market........       (12)         22         10           (4)         19          15
  Funds borrowed......................       530         615      1,145            4         453         457
                                        --------    --------   --------     --------    --------    --------
      Total interest expense..........     1,092         883      1,975         (526)      1,522         996
                                        --------    --------   --------     --------    --------    --------

Change in net interest income.........  $    242    $  1,243   $  1,485     $    635    $    457    $  1,092
                                        ========    ========   ========     ========    ========    ========


Comparison of Financial Condition at June 30, 1998 and 1997

         The Company's total assets increased by $21.2 million, or 18.53%, from $114.6 million at June 30, 1997 to $135.9 million at June 30, 1998. The increase in assets was principally due to an $18.4 million, or 18.51%, increase in the Bank's loan portfolio, as well as a $1.2 million, or 58.82%, increase in premises and equipment and a $964,000, or 133.03%, increase in FHLB Stock. These increases were partially offset by decreases of $776,000, or 18.60%, in investment securities and $775,000, or 12.20%, in mortgage-backed securities designated as available-for-sale.

         The growth in the Bank's loan portfolio during fiscal year 1998 reflects the Bank's continued focus on loan originations. Although increased originations of one- to four-family mortgages accounted for the most significant portion of the total increase in the loan portfolio, the Bank experienced growth in all categories of loans.

         The reduction in investment securities was due to maturities of securities that was reinvested in higher yielding loans. The decline in the balance of mortgage-backed securities classified as available-for-sale reflects principal repayments on the securities.

         Total liabilities amounted to $127.1 million at June 30, 1998, up from $106.1 million at June 30, 1997. The $21.0 million increase was attributable to a $13.0 million, or 100.0 %, increase in FHLB advances, a $6.1 million, or 6.68%, increase in deposits and a $1.0 million, or 144.58%, increase in notes payable. The increased level of liabilities was used to fund asset growth during the year.

         Total stockholders' equity increased by $247,000 from $8.5 million at June 30, 1997 to $8.8 million at June 30, 1998. This increase was due primarily to the retention of net income of $751,000 from the period, partially offset by additional purchases of shares by the ESOP which are an offset to stockholders' equity.

Comparison of Results of Operations for the Years Ended June 30, 1998 and 1997

         Net Income. Net income for the year ended June 30, 1998 increased by $342,000, or 83.73%, to $751,000 from $409,000 for the year ended June 30, 1997.
The increase was due to the combined effects of an improved net interest margin, higher non-interest income resulting primarily from loan fee income. These improvements were partially offset by an increase in interest expense, provision for loan loss and noninterest expense.

         Net Interest Income. Net interest income increased by $1.5 million from $3.0 million for the year ended June 30, 1997 to $4.5 million for the year ended June 30, 1998. The Bank's interest rate spread widened by 39 basis points from 2.61% in fiscal year 1997 to 3.00% in fiscal year 1998 due primarily to the $24.0 million, or 22.64%, increase in interest earning assets. The ratio of average interest earning assets to average interest-bearing liabilities increased from 104.88% for fiscal year 1997 to 108.88% for fiscal year 1998.

         Interest Income. Interest income totaled $10.7 million for the year ended June 30, 1998, an increase of $3.5 million, or 47.45%, from fiscal year 1997's level of $7.3 million. The increase resulted from a $24.5 million, or 25.2%, increase in the average balance of loans outstanding from $94.6 million for fiscal year 1997 to $119.1 million for fiscal year 1998. Mortgage loan growth accounted for the most significant portion of the total growth. Average mortgage loans outstanding rose from $74.7 million for fiscal year 1997 to $90.8 million for fiscal year 1998 and reflected the Bank's continued emphasis on loan originations during fiscal year 1998. The average balance of consumer loans also increased year to year from $12.5 million for fiscal year 1997 to $19.5 million for fiscal year 1998. Interest income from investment and mortgage-backed securities declined by $104,000, or 15.45%, from $674,000 for fiscal year 1997 to $570,000 for fiscal year 1998 due mainly to a decrease in the average balance of such securities of $1.6 million, combined with a 50 basis point decrease in the average yield on such securities. The decreased level of the Bank's investment and mortgage-backed securities reflects the Bank's strategy of emphasizing loan originations over investment purchases.

         Interest Expense. Total interest expense increased by $2.0 million, or 45.80%, due primarily to an increase in the average balance of short term borrowings from the FHLB from $9.3 million in fiscal year 1997 to $21.4 million for fiscal year 1998 as well as an increase in the average rate paid on the Bank's certificates of deposit and, to a lesser degree, with an increase in the average balance of such certificates during the period. The increased level of short term borrowings during fiscal year 1998 was necessitated by the high demand for loans during the period. The average rate paid on the Bank's certificates of deposit for the year ended June 30, 1998 was 5.43%, an increase of 74 basis points from an average cost of 4.69% for the year ended June 30, 1997. The average balance of the Bank's certificates of deposit rose by $5.5 million to $77.5 million for fiscal year 1998 as compared to $72.0 million for fiscal year 1997. Overall, the average cost of interest-bearing liabilities increased by 100 basis points to 5.27% for the year ended June 30, 1998 as compared to fiscal year 1997's level of 4.27% as the increase in the cost of FHLB borrowings and certificates of deposit was partially offset by a 10 basis point decrease in the average rate paid on NOW and Money Market accounts.

         Provision for Loan Losses. The provision for loan losses increased by $905,000, or 445.12% from $203,000 for the year ended June 30, 1997 to $1.1 million for the year ended June 30, 1998. The increased provision was deemed necessary by the Bank due to the growth in the Bank's loan portfolio, the increased level of nonperforming assets and the increased risk profile of the loan portfolio due to the growth in consumer and commercial real estate lending during fiscal year 1998. The allowance for loan losses as a percentage of gross loans at fiscal year end 1998 was .67% as compared to .31% at fiscal year end 1997.

         Noninterest Income. Noninterest income totaled $1.1 million for the year ended June 30, 1998, an increase of $394,000, or 54.44%, from $723,000 for the year ended June 30, 1997. During fiscal year 1998, the Bank realized a net gain of $113,000 from the sale of investment securities as compared to a net gain of $50,000 from the sale of investment securities during fiscal year 1997. In addition, due to the increased level of loan originations during the period, loan fees and other service charges rose by $213,000, or 32.38%, to a total of $870,000 for the year ended June 30, 1998 as compared to $657,000 for the year ended June 30, 1997.

         Noninterest Expense. Noninterest expense increased $450,000 or 15.53%, from $2.9 million for the year ended June 30, 1997 to $3.3 million for the year ended June 30, 1998. Salaries and employee benefit expenses rose by $170,000, or 14.34%, from $1.2 million for fiscal year 1997 to $1.4 million for fiscal year 1998. The increase was primarily attributable to normal salary increases coupled with an increase in the Bank's staffing levels. Other expenses, consisting mainly of advertising, increased by $220.000, or 30.51%, from $720,000 for fiscal year 1997 to $939,000 for fiscal year 1998. Deposits insurance premiums amounted to $68,000 for fiscal year 1998 as compared to $479,000 for fiscal year 1997. The $411,000 decrease was primarily attributable to the absence of any SAIF special assessment during the 1998 fiscal year. During fiscal year 1997, all institutions with deposits insured by the SAIF were required to pay a special assessment to recapitalize the SAIF. This assessment, which was calculated based upon total deposits at March 31, 1995, amounted to $388,000 for the Bank.

         Income Tax Expense. Income tax expense increased by $180,000 from $190,000 for fiscal year 1997 to $370,000 for fiscal year 1998. The increase in income tax expense is due directly to the increased level of earnings during fiscal year 1998. The effective tax rates for fiscal years 1998 and 1997 were 33% and 31.7%, respectively. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income and timing differences related to the deferred compensation arrangements.

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

         Net Interest Income. Net interest income increased by $1.1 million from $1.9 million for the year ended June 30, 1996 to $3 million for the year ended June 30, 1997. The Bank's interest rate spread widened by 66 basis points from 1.95% in fiscal year 1996 to 2.61% in fiscal year 1997 due primarily to the $29.2 million increase in interest earning assets. The ratio of average interest earning assets to average interest-bearing liabilities decreased from 110.99% for fiscal year 1996 to 104.88% for fiscal year 1997.

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

         Provision for Loan Losses. The provision for loan losses increased by $145,000, or 250%, from $58,000 for the year ended June 30, 1996 to $203,000 for the year ended June 30, 1997. The increased provision was deemed necessary by the Bank due to the growth in the Bank's loan portfolio and the increased risk profile of the loan portfolio due to the growth in consumer and commercial real estate lending during fiscal year 1997. The allowance for loan losses as a percentage of gross loans at fiscal year end 1997 was 0.20% as compared to 0.30% at fiscal year end 1996.

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

Liquidity and Capital Resources

         The Company currently has no business other than that of the Bank. The Company's assets consist almost entirely of its investments in the Bank. To fund any future dividend payments by the Company or to provide funds for activities at the Company level, the Company would be dependent upon dividends from the Bank. The Bank is subject to certain regulatory limitations with respect to certain regulatory limitations with respect to the payment of dividends to the Company. At June 30, 1998, the Bank had approximately $750,000 available for the payment of dividends by the Bank to the Company under these regulations.

         The Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 4% of deposits and short-term borrowings. The Bank's average liquidity ratio was 5.99% at June 30, 1998.

         The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $97.7 million and $91.6 million at June 30, 1998 and 1997, respectively.

         The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $1.7 million and $699,000 at June 30, 1998 and 1997, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

         At June 30, 1998, Middlesboro Federal had $1.6 million in commitments to originate loans. At June 30, 1998, the Bank had $55.7 million in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

         Middlesboro Federal is not aware of any trends or uncertainties that will have or are reasonably expected to have a material effect on the Bank's liquidity or capital resources. The Bank has no current plans for material capital improvements or other capital expenditures that would require more funds than are currently on hand.

Accounting Pronouncements

         Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for the Company's fiscal year beginning July 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS 125 upon the results of operations of the Company was not material.

         Accounting for Impairment of Loans. The Company's measurement of impaired loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 1998, $1.7 million of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 1998. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment.

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

         Stock-Based Compensation Plans. The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

Impact of Inflation and Changing Prices

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Unlike most companies, the assets and liabilities of a financial institution are primarily monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services, since such prices are affected by inflation. In the current interest rate environment, liquidity and the maturity structure of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Item 7.  Financial Statements
-----------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Page
                                                                                                              ----
         Independent Auditor's Opinion.......................................................................  41

         Consolidated Balance Sheets
         as of June 30, 1998, 1997 and 1996..................................................................  42

         Consolidated Statements of Income
         for the Years Ended June 30, 1998, 1997 and 1996....................................................  44

         Consolidated Statements of Stockholders' Equity
         for the Years Ended June 30, 1998, 1997 and 1996....................................................  46

         Consolidated Statements of Cash Flows
         for the Years Ended June 30, 1998, 1997 and 1996....................................................  48

         Notes to the Consolidated Financial Statements......................................................  50

Marr, Miller & Myers, PSC
--------------------------------------------------------------------------------
Certified Public Accountants                              P.O. Box 663
(606)  528-2454 (FAX 528-1770)                            Corbin, Kentucky 40702


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------


July 29, 1998

To the Board of Directors and Stockholders
Cumberland Mountain Bancshares, Inc. and Subsidiaries
Middlesboro, Kentucky


We have audited the accompanying consolidated balance sheets of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 1998, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 1998, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Marr, Miller & Myers, PSC

Certified Public Accountants

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                          CONSOLIDATED BALANCE SHEETS
                                   June 30,


                                    ASSETS
                                    ------

                                                                         1998             1997              1996
                                                                       --------         --------          ------
Cash and cash equivalents                                              $   1,664,459   $      698,741    $     874,085
Investment securities, held to maturity (market value $6,976,
  $10,016 and $638,992 at June 30, 1998, 1997 and 1996,
  respectively)                                                                6,976           10,016          638,992
Investment securities, available for sale, at market value                 3,397,560        4,173,959        3,680,168
Other investments, at market value                                           303,340          103,318                -
Mortgage-backed securities, available for sale, at market value            5,577,842        6,352,745        7,779,128
Loans, net of allowance for loan losses of $798,069, $305,819 and
  $179,584 at June 30, 1998, 1997 and 1996, respectively                 118,060,639       99,623,425       59,930,689
Accrued interest receivable                                                  985,245          738,406          312,427
Federal Home Loan Bank (FHLB) stock                                        1,688,100          724,400          436,200
Other real estate owned                                                      100,460           12,778                -
Premises and equipment, net                                                3,214,695        2,024,061          895,042
Property held for investment                                                 619,616                -                -
Other assets                                                                 287,147          193,325          151,652
                                                                      --------------   --------------    -------------


        TOTAL ASSETS                                                   $ 135,906,079   $  114,655,174    $  74,698,383
                                                                       =============   ==============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                           1998           1997           1996
                                                                         --------       --------        ------
LIABILITIES
   Deposits                                                          $  97,719,318   $ 91,596,448   $ 68,975,577
   Advances from FHLB                                                   26,000,000     13,000,000      1,000,000
   Notes payable                                                         1,747,719        714,593             --
   Accrued interest payable                                                283,461        240,723        107,266
   Other liabilities                                                     1,394,746        589,323         19,642
                                                                     -------------   ------------   ------------
            Total liabilities                                          127,145,244    106,141,087     70,102,485
                                                                     -------------   ------------   ------------

OFF-BALANCE SHEET RISK, COMMITMENTS AND
  CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, .01 par value, 8,000,000 shares authorized,
     (678,800 shares issued and outstanding June 30, 1998
     and 1997 and 510,000 shares issued and outstanding
     June 30, 1996)                                                          6,788          6,788        510,000
  Unearned ESOP shares                                                  (1,552,797)      (986,423)            --
  Preferred stock, 2,000,000 shares authorized, none issued and
     outstanding                                                                --             --             --
  Paid-in capital                                                        5,541,930      5,541,930      1,023,381
  Retained earnings                                                      4,844,981      4,093,620      3,367,048
  Net unrealized gain (loss) on available for sale securities,
     net of tax effect                                                     (80,067)      (141,828)      (304,531)
                                                                     -------------   ------------   ------------
            Total stockholders' equity                                   8,760,835      8,514,087      4,595,898
                                                                     -------------   ------------   ------------

                    TOTAL LIABILITIES AND STOCKHOLDERS'
                          EQUITY                                     $ 135,906,079   $114,655,174   $ 74,698,383
                                                                     =============   ============   ============

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                        CONSOLIDATED STATEMENTS OF INCOME
                              Years Ended June 30,

                                                                             1998             1997           1996
                                                                           --------         --------       --------
INTEREST INCOME
     Loans                                                            $   10,071,996    $   6,574,471    $  4,149,536
     Mortgage-backed securities                                              354,822          434,602         634,719
     Investment securities and other interest-earning assets                 215,131          239,537         388,885
     FHLB stock                                                              107,557           41,778          29,290
                                                                      --------------    -------------    ------------
          Total interest income                                           10,749,506        7,290,388       5,202,430

INTEREST EXPENSE                                                           6,288,017        4,312,826       3,317,249
                                                                      --------------    -------------    ------------

NET INTEREST INCOME                                                        4,461,489        2,977,562       1,885,181

PROVISION FOR LOAN LOSSES                                                  1,108,099          203,277          58,012
                                                                      --------------    -------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                             3,353,390        2,774,285       1,827,169
                                                                      --------------    -------------    ------------

NONINTEREST INCOME
     Loan fees and service charges                                           869,972          657,185         271,986
     Net gain (loss) on sales of investment securities                       112,544           49,957          20,190
     Other                                                                   134,782           16,295          20,087
                                                                      --------------    -------------    ------------
           Total noninterest income                                        1,117,298          723,437         312,263
                                                                      --------------    -------------    ------------

NET INTEREST AND OTHER INCOME                                              4,470,688        3,497,722       2,139,432
                                                                      --------------    -------------    ------------

NONINTEREST EXPENSE
    Salaries and employee benefits                                         1,356,409        1,186,342         975,297
    Data processing fee                                                      303,863          126,161         100,231
    SAIF deposit insurance premium                                            68,299          478,840         143,552
    Occupancy and equipment                                                  390,248          178,437         144,131
    Franchise and other taxes                                                119,757           93,952          34,090
    Advertising                                                              171,003          115,339          68,853
    Other                                                                    939,412          719,778         413,760
                                                                      --------------    -------------    ------------
           Total noninterest expense                                       3,348,991        2,898,849       1,879,914
                                                                      --------------    -------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                              Years Ended June 30,

                                                                            1998              1997            1996
                                                                         ---------         ---------        --------
INCOME BEFORE PROVISION FOR INCOME TAXES                                   1,121,697          598,873         259,518

PROVISION FOR INCOME TAXES                                                   370,336          189,923         113,827
                                                                      --------------    -------------    ------------

NET INCOME                                                            $      751,361    $     408,950    $    145,691
                                                                      ==============    =============    ============


PER SHARE DATA:
   Basic earnings per share                                           $       1.3206    $       .6626    $      .2857
                                                                      ==============    =============    ============
   Diluted earnings per share                                         $       1.3206    $       .6626    $      .2857
                                                                      ==============    =============    ============

   Weighted average common and common equivalent
      shares outstanding                                                     568,963          617,207         510,000
                                                                      ==============    =============    ============







The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              Years Ended June 30,

                                                   Common Stock            Unearned ESOP Shares
                                            ------------------------       ---------------------          Paid-In
                                            Shares            Amount       Shares         Amount          Capital
                                            ------            ------       ------         ------          -------
Balance, July 1, 1995                         510,000         $  510,000   $        -   $          -     $  1,023,381

For the year ended June 30, 1996:
   Net unrealized gain (loss) on
      available for sale securities,
      net of deferred tax                           -                  -            -              -                -
   Net income                                       -                  -            -              -                -
                                            ---------         ----------   ----------   ------------     ------------

Balance June 30, 1996                         510,000            510,000            -              -        1,023,381

For the year ended June 30, 1997:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                             -                  -            -              -                -
    Net income                                      -                  -            -              -                -
    Common stock exchanged in
      conversion                             (510,000)          (510,000)           -              -          510,000
    Assets acquired in conversion
      from Cumberland Mountain
      Bancshares, M.H.C.                            -                  -            -              -           30,660
    ESOP shares acquired                            -                  -       56,073       (714,593)               -
    Assets acquired due to merger
      of subsidiary                                 -                  -            -              -                -
    Issuance of common stock                  678,800              6,788       27,183       (271,830)       3,977,889
                                            ---------         ----------   ----------   ------------     ------------

Balance June 30, 1997                         678,800              6,788       83,256       (986,423)       5,541,930

For the year ended June 30, 1998:
   Net unrealized gain (loss) on
       available for sale securities,
      net of tax effect                             -                  -            -              -                -
   Net income                                       -                  -            -              -                -
   ESOP shares acquired                             -                  -       37,123       (566,374)               -
                                            ---------         ----------   ----------   ------------     ------------

Balance, June 30, 1998                        678,800         $    6,788      120,379   $ (1,552,797)    $  5,541,930
                                            =========         ==========   ==========   ============     ============

The accompanying notes are an integral part of these consolidated financial statements.


                                   Net
                               Unrealized
                             Gain (Loss) On
                                Available
         Retained               For Sale
         Earnings              Securities            Total
         --------              ----------            -----
        $  3,221,357        $     (146,963)        $   4,607,775




                   -              (157,568)             (157,568)
             145,691                     -               145,691
        ------------        --------------         -------------

           3,367,048              (304,531)            4,595,898





                   -               162,703               162,703
             408,950                     -               408,950

                   -                     -                     -


                   -                     -                30,660
                   -                     -              (714,593)

             317,622                     -               317,622
                   -                     -             3,712,847
        ------------        --------------         -------------

           4,093,620              (141,828)            8,514,087





                   -                61,761                61,761
             751,361                     -               751,361
                   -                     -              (566,374)
        ------------        --------------         -------------

        $  4,844,981        $      (80,067)        $   8,760,835
        ============        ==============         =============

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended June 30,

                                                                           1998             1997              1996
                                                                       ------------     ------------      --------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                         $      751,361    $     408,950    $    145,691
   Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                         158,446           87,624          75,908
        Amortization and accretion                                            18,559           12,196          10,353
        FHLB stock dividend                                                 (107,400)         (41,600)        (29,100)
        Provision for loan losses                                          1,108,099          203,278          58,012
        Gain (loss) on sales of mortgage-backed securities                         -            1,219         (32,602)
        Gain (loss) on sales of investment securities                       (112,544)         (51,176)         12,412
        Gain on sale of other real estate, net                               (19,204)          (3,286)              -
        Deferred income tax                                                  (49,970)         (65,060)         14,846
        Changes in assets and liabilities:
             Accrued interest receivable                                    (246,839)        (425,979)        (65,777)
             Other assets                                                    (93,822)         (41,676)        (33,567)
             Accrued interest payable                                         42,738          133,457          10,226
             Other liabilities                                               864,938          550,927           8,309
                                                                      --------------    -------------    ------------
                Net cash provided by (used in) operating activities        2,314,362          768,874         174,711
                                                                      --------------    -------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Proceeds from redemption of capital stock-FHLB                            202,400                -               -
   Purchase of FHLB stock                                                 (1,058,700)        (246,600)              -
   Proceeds on maturities of investment securities                         1,003,040          578,776       1,052,536
   Purchase of other securities                                           (3,821,557)        (103,318)     (3,535,540)
   Principal collected on mortgage-backed securities                       1,319,332          773,889       1,418,093
   Proceeds on sales of mortgage-backed securities                                 -          855,237       6,025,238
   Proceeds on sales of other securities                                   3,732,462                -               -
   Proceeds on sales of investment securities                                      -          101,376       1,967,048
   Principal  collected on investment securities called                      817,779           34,071               -
   Purchase of investment securities                                        (998,750)        (497,500)              -
   Purchase of mortgage-backed securities                                   (509,591)               -               -
   Net increase in loans                                                 (19,545,313)     (39,896,014)    (15,124,498)
   Purchase of land                                                                -                -         (75,000)
   Construction in progress                                                 (806,507)               -        (157,064)
   Purchases of equipment and improvements                                  (542,573)      (1,216,643)        (48,180)
   Proceeds from sale of other real estate owned                             391,597          378,233               -
   Investment in other real estate owned, net                               (460,075)        (387,725)              -
   Purchase of property held for investment                                 (619,616)               -               -
                                                                      --------------    -------------    ------------
                Net cash provided by (used in) investing activities      (20,896,072)     (39,626,218)     (8,477,367)
                                                                      --------------    -------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              Years Ended June 30,

                                                                           1998             1997              1996
                                                                       ------------     ------------      --------
CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings from FHLB                                                   41,000,000       40,000,000       3,600,000
   Repayments to FHLB                                                    (28,000,000)     (28,000,000)     (2,600,000)
   Proceeds from other borrowings                                          1,012,029                -               -
   Payments on other notes                                                   (21,097)               -               -
   Net increase in deposits                                                6,122,870       22,620,871       6,380,745
   Proceeds from sale of common stock                                              -        3,712,847               -
   Purchase of unearned ESOP shares                                         (566,374)        (714,593)              -
   Proceeds from borrowings for ESOP shares                                        -          714,593               -
   Assets acquired in conversion                                                   -          348,282               -
                                                                      --------------    -------------    ------------
          Net cash provided by (used in) financing activities             19,547,428       38,682,000       7,380,745
                                                                      --------------    -------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                              965,718         (175,344)       (921,911)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 698,741          874,085       1,795,996
                                                                      --------------    -------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                $    1,664,459    $     698,741    $    874,085
                                                                      ==============    =============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash payments for:
        Interest                                                      $    6,245,279    $   4,179,369    $  3,307,023
                                                                      ==============    =============    ============

        Income taxes                                                  $      656,368    $      66,248    $    196,640
                                                                      ==============    =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

     The accounting policies that affect the significant elements of the financial statements are summarized below:

     BASIS OF PRESENTATION AND ORGANIZATION: The consolidated financial
     --------------------------------------
         statements of Cumberland Mountain Bancshares, Inc. and Subsidiaries (the Company) include the accounts of the Company, Middlesboro Federal Bank, F.S.B. (the "Bank") and the Company's wholly-owned subsidiary, Home Mortgage Loan Corporation. All significant intercompany accounts and transactions have been eliminated. On December 12, 1996, the Boards of Directors of the Bank and the Mutual Holding Company adopted a Plan of Conversion and Reorganization (the "Plan") and in December, 1996 the Bank organized the Company under Tennessee law as a first-tier wholly owned subsidiary. Pursuant to the Plan: (i) the Mutual Holding Company converted to an interim federal stock savings bank and simultaneously merged with and into the Bank; (ii) the Mutual Holding Company ceased to exist and the 330,000 shares or 64.71% of the outstanding Bank Common Stock held by the Mutual Holding Company was cancelled; and
         (iii) a second interim savings association ("Interim") was formed by the Company solely for the purpose of the merger with and into the Bank. As a result of the merger of Interim with and into the Bank, the Bank became a wholly owned subsidiary of the Company operating under the name "Middlesboro Federal Bank, Federal Savings Bank" and the outstanding Public Bank Shares, which amounted to 180,000 shares or 35.29% of the outstanding Bank Common Stock at September 30, 1996, was converted into the Exchange Shares pursuant to a ratio (the "Exchange Ratio"), which resulted in the holders of such shares (the "Public Stockholders") owning in the aggregate approximately the same percentage of the Common Stock outstanding upon the completion of the Conversion and Reorganization (i.e., the Conversion Stock and the Exchange Shares) as the percentage of Bank Common Stock Owned by them in the aggregate immediately prior to consummation of the Conversion and Reorganization, before giving effect to: (i) the exercise of dissenters' rights of appraisal by the holders of any shares of Bank Common Stock; (ii) the payment of cash in lieu of issuing fractional Exchange Shares; and (iii) any shares of Conversion Stock purchased by the Bank's stockholders in the Offerings or the ESOP thereafter. All necessary governmental and shareholder approvals for the Conversion and Reorganization were received. The Company's primary source of income is from its banking subsidiary which operates in Middlesboro, Kentucky with two branches in Pineville and Cumberland, Kentucky. The Bank's primary source of revenue is derived from net interest income on loans and investments.

     USE OF ESTIMATES: The preparation of financial statements in conformity
     ----------------
         with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

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

              CUMBERLAND MOUNTAIN BANCSHARES, Inc. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

     CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and
     -------------------------
         cash equivalents include cash and due from banks, interest bearing deposits having maturities of 90 days or less with other financial institutions, federal funds sold and money market mutual funds.

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

     MORTGAGE-BACKED SECURITIES: Mortgage-backed securities represent
     --------------------------
         participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Management intends and has the ability to hold such securities to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

     LOANS: Loans are stated at unpaid principal balances, less the allowance
     -----
         for loan losses and net deferred loan fees and unearned discounts.

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a
     -------------------------
         level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
     --------------------------------------------------------------
     EXTINGUISHMENT OF LIABILITIES:  The FASB has issued SFAS No. 125,
     -----------------------------
         "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for the Company's fiscal year beginning July 1, 1997. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS No. 125 upon the results of operations of the Company was not material.

     ACCOUNTING FOR IMPAIRMENT OF LOANS: The Company's measurement of impaired
     ----------------------------------
         loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 1998, $1,729,290 of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 1998. Residential mortgages and consumer loans and leases outside the scope of SFAS No. 114 are collectively evaluated for impairment.

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE I - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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

     OTHER REAL ESTATE OWNED: Other real estate owned ("OREO") represents
     -----------------------
         property acquired through foreclosure proceedings held for sale and real estate held for investment. OREO is carried at its fair value, net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in OREO expense. Recoverable costs relating to the development and improvement of OREO are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. Management is of the opinion that such sales will result in net proceeds at least equal to present carrying values.

     ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS: The FASB issued SFAS No.
     ----------------------------------------------
         121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was effective for the Company's fiscal year beginning July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. SFAS No. 121 also requires that certain assets to be disposed of be measured at the lower of carrying amount or the net realizable value. The impact of adopting SFAS No. 121 upon the results of operations of the Company was not material.

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

     Effective April 1, 1995, federal regulations restricted the amount of deferred tax assets that can be used to meet regulatory capital requirements to an amount that the institution expects to realize within one year, or ten percent of Tier 1 capital, whichever is less.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         The Company and its subsidiary file consolidated tax returns with the federal and state taxing authorities. A tax sharing agreement exists between the Company and the Bank whereby taxes for the Bank are computed as if the Bank were a separate entity. Amounts to be paid or credited with respect to current taxes are paid to or received from the Company.

     EARNINGS PER SHARE: Earnings per share of common stock is computed by
     ------------------
         dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

     ACCRUED COMPENSATED ABSENCES:  The Company requires all earned vacation to
     ----------------------------
         be taken by their employees. There is no liability for compensated absences reflected in the accompanying financial statements due to the immateriality of the accrual.

     STOCK-BASED COMPENSATION PLANS: Effective in 1996, the Company adopted the
     ------------------------------
         disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

NOTE 2 - INVESTMENT SECURITIES
         ---------------------

     The carrying value, unrealized gains (losses) and estimated market value of investment securities held to maturity and other investments are summarized as follows:

                                                                  Gross             Gross        Estimated
                                             Amortized         Unrealized        Unrealized        Market
                                                Cost              Gains            Losses          Value
                                            -----------       -----------       -----------      ----------
June 30, 1998
-------------
    Municipal bond                          $     6,976       $         -       $        -       $    6,976
                                            ===========       ===========       ==========       ==========

    Powell Valley National Bank, Inc.       $   180,000       $         -       $        -       $  180,000
    Intrieve Corporation                         15,000                 -                -           15,000
    CBES Bancorp, Inc.                          109,957                 -            1,617          108,340
                                            -----------       -----------       ----------       ----------
                                            $   304,957       $         -       $    1,617       $  303,340
                                            ===========       ===========       ==========       ==========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                                                                  Gross             Gross        Estimated
                                             Amortized         Unrealized        Unrealized        Market
                                                Cost              Gains            Losses          Value
                                            -----------       -----------       -----------      ----------
June 30, 1997
-------------
   Municipal bond                           $    10,016       $         -       $        -       $   10,016
                                            ===========       ===========       ==========       ==========

   NCF Financial Corporation                $    88,318       $         -       $        -       $   88,318
   Intrieve Corporation                          15,000                 -                -           15,000
                                            -----------       -----------       ----------       ----------
                                            $   103,318       $         -       $        -       $  103,318
                                            ===========       ===========       ==========       ==========

June 30, 1996
-------------
   Certificates of deposit                  $   576,000       $         -       $        -       $  576,000
   U.S. League stock and other                   62,992                 -                -           62,992
                                            -----------       -----------       ----------       ----------
                                            $   638,992       $         -       $        -       $  638,992
                                            ===========       ===========       ==========       ==========

         The Company has the intent and ability to hold these securities to maturity.

         The carrying value, unrealized gains (losses) and estimated market value of investment securities available for sale are summarized as follows:

                                                                  Gross             Gross         Estimated
                                             Amortized         Unrealized        Unrealized         Market
                                                Cost              Gains            Losses           Value
                                            -----------       -----------       -----------      ------------
June 30, 1998
-------------
   U.S. Treasury and government agencies    $ 2,492,872       $         -       $  (15,371)      $  2,477,501
   Franklin U.S. Government Securities
      Fund                                    1,000,000                 -          (79,941)           920,059
                                            -----------       -----------       ----------       ------------
                                            $ 3,492,872       $         -       $  (95,312)      $  3,397,560
                                            ===========       ===========       ==========       ============

June 30, 1997
-------------
   U.S. Treasury and government agencies    $ 3,315,369       $         -       $  (50,802)      $  3,264,567
   Franklin U.S. Government Securities
      Fund                                    1,000,000                 -          (90,608)           909,392
                                            -----------       -----------       ----------       ------------
                                            $ 4,315,369       $         -       $ (141,410)      $  4,173,959
                                            ===========       ===========       ==========       ============

June 30, 1996
-------------
   U.S. Treasury and government agencies    $ 2,852,651       $    16,168       $  (74,041)      $  2,794,778
   Franklin U.S. Government Securities
      Fund                                    1,000,000                 -         (114,610)           885,390
                                            -----------       -----------       ----------       ------------
                                            $ 3,852,651       $    16,168       $ (188,651)      $  3,680,168
                                            ===========       ===========       ==========       ============

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998



NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         ---------------------------------

     The gross realized gains, losses and proceeds on sales of other securities and investment securities are as follows:

                                                                           1998             1997             1996
                                                                         --------         --------         --------
         Proceeds                                                     $    3,732 462    $     101,376    $  1,967,048
                                                                      ==============    =============    ============

         Gross realized gains                                         $      112,544    $      51,176    $        798
                                                                      ==============    =============    ============

         Gross realized losses                                        $            -    $           -    $     13,210
                                                                      ==============    =============    ============

     The amortized cost and estimated market value of investment securities, by contractual maturity, are as follows:

                                            June 30, 1998                June 30, 1997                 June 30, 1996
                                    ---------------------------    --------------------------     ---------------------------
                                                     Estimated                      Estimated                      Estimated
                                     Amortized         Market       Amortized         Market       Amortized         Market
                                        Cost           Value           Cost           Value           Cost           Value
                                    -----------     -----------    -----------     ----------     -----------     -----------
Due in one year or less             $ 1,003,330     $ 1,001,309    $ 1,003,041     $  994,102     $   578,777     $   578,777
Due after one year through
  five years                            504,042         502,152      1,504,589      1,473,833       2,010,015       1,935,974
Due after five years through
  ten years                             498,254         495,395              -              -               -               -
Due after ten years                     494,212         485,621        817,755        806,648         852,651         868,819
                                    -----------     -----------    -----------     ----------     -----------     -----------

                                      2,499,848       2,484,477      3,325,385      3,274,583       3,441,443       3,383,570
Franklin U.S. Government
  Securities Fund                     1,000,000         920,059      1,000,000        909,392       1,000,000         885,390
Other investments                       304,957         303,340        103,318        103,318          50,200          50,200
                                    -----------     -----------    -----------     ----------     -----------     -----------

      Total investment securities   $ 3,804,805     $ 3,707,876    $ 4,428,703     $4,287,293     $ 4,491,643     $ 4,319,160
                                    ===========     ===========    ===========     ==========     ===========     ===========

There were no issues held at June 30, 1998, 1997 and 1996, that exceeded 10% of stockholders' equity.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE 3 - MORTGAGE-BACKED SECURITIES
         --------------------------

     Mortgage-backed securities are summarized as follows:

                                                                  Gross            Gross          Estimated
                                             Amortized         Unrealized        Unrealized         Market
                                                Cost              Gains            Losses           Value
                                            -----------       -----------       -----------      -----------
June 30, 1998
-------------
     GNMA                                   $   515,486        $       -        $   (1,892)       $   513,594
     FNMA                                     4,605,380           10,985           (31,200)         4,585,165
     FHLMC                                      479,499                -              (416)           479,083
                                            -----------        ---------        ----------        -----------
          Total                             $ 5,600,365        $  10,985        $  (33,508)       $ 5,577,842
                                            ===========        =========        ==========        ===========

June 30, 1997
-------------
     GNMA                                   $   612,578        $   1,478        $   (1,177)       $   612,879
     FNMA                                     5,813,648            2,380           (76,162)         5,739,866
                                            -----------        ---------        ----------        -----------
          Total                             $ 6,426,226        $   3,858        $  (77,339)       $ 6,352,745
                                            ===========        =========        ==========        ===========

June 30, 1996
-------------
     GNMA                                   $ 1,591,209        $       -        $  (19,173)       $ 1,572,036
     FNMA                                     6,476,847                -          (269,755)         6,207,092
                                            -----------        ---------        ----------        -----------
          Total                             $ 8,068,056        $       -        $ (288,928)       $ 7,779,128
                                            ===========        =========        ==========        ===========

     Mortgage-backed certificates represent participating interests in pools of long-term first mortgage loans. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

     The proceeds, gross realized gains and losses on sales of mortgage-backed securities are as follows:

                                                              1998              1997               1996
                                                              ----              ----               ----
Proceeds                                                    $       -        $  855,237        $  6,025,238
                                                            =========        ==========        ============

Gross realized gains                                        $       -        $    2,014        $     37,970
                                                            =========        ==========        ============

Gross realized losses                                       $       -        $    3,233        $      5,368
                                                            =========        ==========        ============

     At June 30, 1998, mortgage-backed securities with an amortized cost of $4,540,573 and estimated market value of $4,582,015 were pledged to secure deposits.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998


NOTE 4 - LOANS
         -----

     Major classifications of loans are summarized as follows (dollars in thousands):

                                                               1998            1997             1996
                                                               ----            ----             ----
     Mortgage loans:
        One-to-four family                                  $  68,328       $  54,590       $    38,937
        Multi-family                                            2,421           1,441             1,877
        Commercial                                             19,442          17,402             9,307
     Construction:
        One-to-four family                                      1,393           8,998             2,964
        Multi-family and commercial                               884               -               146
     Commercial                                                10,682           8,311             3,432
     Consumer                                                  16,647          13,061             5,993
                                                            ---------       ---------       -----------
           Total loans                                        119,797         103,803            62,656

     Less:
        Unearned discounts                                        (25)           (126)             (596)
        Allowance for loan losses                                (798)           (306)             (180)
        Loans in process                                         (913)         (3,748)           (1,949)
                                                            ---------       ---------       -----------

           Net loans                                        $ 118,061       $  99,623       $    59,931
                                                            =========       =========       ===========

     Activity in the allowance for loan losses is summarized as follows:

                                                               1998             1997              1996
                                                               ----             ----              ----
     Balance, beginning of year                             $ 305,819        $ 179,584        $  148,182
     Provision for loan losses                              1,108,099          203,277            58,012
     Charge-offs                                             (726,657)         (99,680)          (36,209)
     Recoveries                                               110,808           22,638             9,599
                                                            ---------        ---------        ----------
     Balance, end of year                                   $ 798,069        $ 305,819        $  179,584
                                                            =========        =========        ==========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

NOTE 4 - LOANS (CONTINUED)
         -----------------

     Non-accrual loans and their impact on interest income are as follows:

                                                                      1998           1997           1996
                                                                      ----           ----           ----

         Non-accrual loans                                         $1,729,290      $ 627,820      $349,000
                                                                   ==========      =========      ========

     Impact on interest income:
        Interest income that would have been recorded on
           non-accrual loans in accordance with original terms     $   31,306      $  14,402      $  5,802
                                                                   ==========      =========      ========

     Interest income actually received and recorded during
        the period                                                 $   86,465      $  34,254      $ 17,407
                                                                   ==========      =========      ========

     The maturities of all loans at June 30, 1998 which have predetermined or floating or adjustable rates follows (amounts in thousands):

     Predetermined Rate:
           1 month - 1 year                                      $  14,634
           1 year - 5 years                                         16,129
           Over 5 years                                             16,195
                                                                 ---------
                 Total                                           $  46,958
                                                                 =========

     Floating or Adjustable Rates:
           1 month - 1 year                                      $     200
           1 year - 5 years                                          1,945
           Over 5 years                                             70,694
                                                                 ---------
                 Total                                           $  72,839
                                                                 =========

     The adjustable rate loans have interest rate adjustment limitations tied to various indexes. Future market factors may affect the correlation of the interest rate adjustment with the rates the Company pays on short-term deposits which have primarily been utilized to fund these loans.

     The Company is engaged principally in providing first mortgage loans and accepting deposits. Substantially all of the Company's mortgage loan portfolio at June 30, 1998, 1997 and 1996, represents loans to borrowers in Southeastern Kentucky and Northeastern Tennessee. The Company's policy is to make mortgage loans that generally do not exceed 80% of the appraised value of the underlying property. The Company's loans on nonresidential properties are collateralized by churches, hospitals and other business properties.

     The Company has a blanket pledge to the Federal Home Loan Bank of $39,000,000 of their first mortgages on one-to-four family residences to secure their borrowings.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE 4 - LOANS (CONTINUED)
         -----------------

     Loans made to officers and directors of the Company and their interests are presented below.

                                        Balance,                                                 Balance,
                                    Beginning of Year         New Loans         Repayments      End of Year
                                    -----------------         ---------         ----------      -----------
     1998                              $1,064,521             $856,374          $645,672        $1,275,223
                                       ==========             ========          ========        ==========

NOTE 5 - OTHER REAL ESTATE OWNED
         -----------------------

     Federal banking regulations require the Company to dispose of all OREO acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. Failure to receive additional extensions could result in losses on OREO.

     Loans converted to OREO through foreclosure proceedings totaled $460,075 and $387,725 for the years ended June 30, 1998 and 1997, respectively. Sales of OREO that were financed by the Company totaled $391,597 and $378,233 for the years ended June 30, 1998 and 1997, respectively. At June 30, 1996, there was no real estate acquired in settlement of loans.

NOTE 6 - ACCRUED INTEREST RECEIVABLE
         ---------------------------


    Accrued interest receivable is comprised of the following:

                                                               1998            1997            1996
                                                               ----            ----            ----

     Investment securities                                  $   23,859      $  24,005      $    27,203
     Mortgage-backed securities                                 34,467         33,609           41,362
     Loans                                                     926,919        680,792          243,862
                                                            ----------      ---------      -----------
              Total                                         $  985,245      $ 738,406      $   312,427
                                                            ==========      =========      ===========

NOTE 7 - PREMISES AND EQUIPMENT
         ----------------------

     Premises and equipment is comprised of the following:

                                                              1998            1997             1996
                                                              ----            ----             ----
     Land                                                 $   155,000     $   155,000      $   155,000
     Office buildings and improvements                      1,695,155       1,532,094          470,485
     Furniture, fixtures and equipment                      1,403,077       1,023,565          711,467
     Construction in progress                                 806,507               -          157,064
                                                          -----------     -----------      -----------
           Total premises and equipment                     4,059,739       2,710,659        1,494,016
     Less accumulated depreciation                            845,044         686,598          598,974
                                                          -----------     -----------      -----------

     Net premises and equipment                           $ 3,214,695     $ 2,024,061      $   895,042
                                                          ===========     ===========      ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998



NOTE 8 - PROPERTY HELD FOR INVESTMENT
         ----------------------------

     Home Mortgage Loan Corporation, an operating subsidiary of the Company, has acquired four pieces of property to be used for future development and/or resale. The value of these properties at June 30, 1998 was $619,616.

NOTE 9 - DEPOSITS
         --------


     Deposits are summarized as follows:

                                                                  Weighted
                                                                  Average Rate      Amount           Percent
                                                                  ------------      ------           -------
     June 30, 1998
     -------------
       Balance by interest rate:
       Transaction accounts:
          Demand and NOW checking (including
           non-interest bearing deposits of $2,425,957)                2.58%      $  10,114,022        10.35%
       Savings                                                         1.93%          9,156,751         9.37
       Money market                                                    3.59%            469,336          .48
                                                                                  -------------      -------
          Total transaction accounts                                                 19,740,109        20.20
                                                                                  -------------      -------

       Certificates of deposit accounts:
         2.75% - 3.00%                                                                   79,045          .08
         3.01% - 5.00%                                                                   98,986          .10
         5.01% - 7.00%                                                               77,801,178        79.62
                                                                                  -------------      -------
                     Total certificates of deposit accounts                          77,979,209        79.80
                                                                                  -------------      -------
                     Total                                                        $  97,719,318       100.00%
                                                                                  =============      =======

      Weighted average annual interest rate on total deposits                                           5.03%
                                                                                                     =======

     June 30, 1997
     -------------
       Balance by interest rate:
       Transaction accounts:
          Demand and NOW checking (including
           non-interest bearing deposits of $1,480,424)                2.52%      $   9,780,631        10.68%
          Savings                                                      2.77%          9,642,903        10.53
          Money market                                                 3.93%            984,299         1.07
                                                                                  -------------      -------
                     Total transaction accounts                                      20,407,833        22.28
                                                                                  -------------      -------

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 9 - DEPOSITS (CONTINUED)
         --------------------

                                                                  Weighted
                                                                  Average Rate      Amount           Percent
                                                                  ------------      ------           -------
     Certificates of deposit accounts:
           2.75% - 3.00%                                                                   76,904        .08
           3.01% - 5.00%                                                                6,966,299       7.61
           5.01% - 7.00%                                                               64,145,412      70.03
                                                                                    -------------    -------
                   Total certificates of deposit accounts                              71,188,615      77.72
                                                                                    -------------    -------
                   Total                                                            $  91,596,448     100.00%
                                                                                    =============    =======

     Weighted average annual interest rate on total deposits                                            5.02%
                                                                                                     =======

     June 30, 1996
     -------------
      Balance by interest rate:
      Transaction accounts:
              Demand and NOW checking (including
                 non-interest bearing deposits of $1,377,450)          2.29%        $   8,712,164      12.63%
              Savings                                                  2.74%            9,145,766      13.26
              Money market                                             3.00%              510,604        .74
                                                                                    -------------    -------
                   Total transaction accounts                                          18,368,534      26.63
                                                                                    -------------    -------

     Certificates of deposit accounts:
           3.01% - 5.00%                                                                7,857,103      11.39
           5.01% - 7.00%                                                               42,749,940      61.98
                                                                                    -------------    -------
                   Total certificates of deposit accounts                              50,607,043      73.37
                                                                                    -------------    -------
                   Total                                                            $  68,975,577     100.00%
                                                                                    =============    =======

     Weighted average annual interest rate on total deposits                                            4.97%
                                                                                                     =======


     Remaining contractual maturity of certificates of deposit accounts:

                                                 1998                      1997                      1996
                                                 ----                      ----                      ----
     Under one year                 $  55,720,269    71.46%   $  55,714,946    78.26%   $  35,574,688    70.30%
     One to three years                20,195,255    25.90       14,490,813    20.36       12,569,711    24.84
     Three to five years                2,038,140     2.61          849,046     1.19        1,809,312     3.58
     Five to ten years                      9,058      .01          100,116      .14          556,834     1.10
     Ten to twenty years                   16,487      .02           33,694      .05           96,498      .18
                                    -------------  -------    -------------  -------    -------------   ------
             Total                  $  77,979,209   100.00%   $  71,188,615   100.00%   $  50,607,043   100.00%
                                    =============  =======    =============  =======    =============   ======

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE 9 - DEPOSITS (CONTINUED)
         --------------------

     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $16,127,000, $17,552,219 and $5,153,492 at June 30, 1998, 1997 and 1996, respectively.


     Interest expense on deposits consists of the following:


                                                                 1998              1997             1996
                                                                 ----              ----             ----
         NOW checking and money market                      $   227,251      $    217,386      $    194,381
         Savings                                                244,153           249,743           269,887
         Certificates of deposit                              4,205,801         3,380,128         2,835,609
                                                            -----------      ------------      ------------
                  Total                                     $ 4,677,205      $  3,847,257      $  3,299,877
                                                            ===========      ============      ============


NOTE 10 - FEDERAL INCOME TAXES
          --------------------

     Income taxes are comprised of the following:

                                                                 1998              1997             1996
                                                                 ----              ----             ----
     Current provision                                      $   463,330      $    254,710      $     98,981
     Deferred benefit                                           (92,944)          (64,787)           14,846
                                                            -----------      ------------      ------------
                                                            $   370,336      $    189,923      $    113,827
                                                            ===========      ============      ============

     Deferred tax assets and liabilities were comprised of the following:


                                                                                                   1998
                                                                                                   ----
         Tax bases over financial bases for loans (loan loss reserve and discounts)            $    111,952
         Deferred compensation                                                                       66,248
         Retirement plans                                                                            86,663
         Depreciation                                                                               (96,312)
         Unrealized gains (losses) on securities                                                     40,414
                                                                                               ------------
                Net deferred tax asset                                                         $    208,965
                                                                                               ============

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)
          --------------------------------

     The Company's effective tax rate varies from the statutory rate of thirty-four percent. The reasons for this difference are as follows:


                                                                                                     1998
                                                                                                     ----
     Computed "expected" tax provision                                                         $    463,330
     Increase (reduction) of taxes:
            Tax-exempt income                                                                        36,819
            Allowance for loan losses                                                               (76,495)
            Retirement plans                                                                        (30,257)
            Deferred compensation                                                                   (16,282)
            Depreciation                                                                             21,065
            Other                                                                                   (27,844)
                                                                                               ------------
                Total                                                                          $    370,336
                                                                                               ============

NOTE I I - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES
           -----------------------------------------------------

     CONCENTRATION OF CREDIT RISK: The Company's core customer loan origination
     ------------------------
         base is located in southeastern Kentucky and Northeastern Tennessee. At June 30, 1998, approximately seventy-seven percent of the Company's loan portfolio was secured by real estate. Mortgage loans secured by one to four family properties comprised approximately fifty-eight percent of total mortgage loans at June 30, 1998.

     OFF-BALANCE-SHEET ITEMS: The Company enters into financial instruments with
     ------------------------
         off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk that are not recognized in the accompanying consolidated balance sheets.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance- sheet instruments.

         A summary of financial instruments with off-balance-sheet risk at June 30, 1998, is as follows (in thousands):


                                                                                                    1998
                                                                                                    ----
         Commitments to extend credit                                                          $      1,589
         Unfunded lines of credit                                                                     2,444
         Commercial and standby letters of credit                                                       210
                                                                                               ------------
                Total                                                                          $      4,243
                                                                                               ============

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE II - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          -----------------------------------------------------------------

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include premises and equipment, inventory and accounts receivable. Unfunded lines of credit represent the undisbursed portion of lines of credit which have been extended to customers.

         Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company typically holds certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower.

     DIVIDENDS: Regulations limit the amount of dividends the Bank can pay in
     ----------
         any given year to that year's net income plus retained net income from the two preceding years. Additionally, the Bank and the Company cannot pay dividends which would cause either to be undercapitalized as defined by federal regulations.

     COMMITMENTS: The Company has entered into three noncancelable operating
     ------------
         leases for branch banking locations. At June 30, 1998, minimum rental commitments based on the remaining noncancelable lease terms were as follows:


             1999                                            $    89,820
             2000                                                 89,820
             2001                                                 89,820
             2002                                                 73,020
             2003                                                 60,000
             Thereafter                                          615,000
                                                             -----------
                                                             $ 1,017,480
                                                             ===========

         Total rent expense for the years ended June 30, 1998, 1997 and 1996 was $76,220, $20,020 and $13,020, respectively.

     INDEMNIFICATION AGREEMENTS: The Bank and the Company have entered into
     ---------------------------
         Indemnification Agreements (the "Indemnification Agreements") with all of the Bank's and the Company's directors. The Indemnification Agreements provide for retroactive as well as prospective indemnification to the fullest extent permitted by law against any and all expenses (including attorneys' fees and all other costs and obligations),

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


NOTE II - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          -----------------------------------------------------------------

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

NOTE 12 - NOTES PAYABLE
          -------------

     Notes payable at June 30, are as follows:

                                                                                    1998        1997            1996
                                                                                    ----        ----            ----
         Powell Valley National Bank note; dated June, 1997; secured by ESOP shares; due in annual payments of $54,362 including
           interest at 9.5%, due June, 2021                                     $   502,210   $ 543,620    $       -
         Powell Valley National Bank note; dated June, 1997; secured by
           ESOP shares; due in annual payments of $17,908 including
           interest at 9.5%; due June, 2028                                         157,807     170,973            -
         Powell Valley National Bank note; dated June, 1998; secured by real estate; due in quarterly payments of $29,868 beginning
           September, 1999; including interest at 8.5% due June, 2014             1,000,000           -            -
         Individual note; dated January, 1998; secured by real estate;
           due in annual payments of $9,800 including interest at 5%;
           due January, 2008                                                         75,673           -            -
         Individual note, dated January, 1998; secured by real estate;
           due in monthly payments of $1,035 with no interest;
           due May, 1999                                                             12,029           -            -
                                                                                -----------   ---------    ---------
                                                                                $ 1,747,719   $ 714,593    $       -
                                                                                ===========   =========    =========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

NOTE 12 - NOTES PAYABLE (CONTINUED)

  Maturities on the notes payable are as follows:

           1999                                     $       27,613
           2000                                             52,381
           2001                                             56,814
           2002                                             61,633
           2003                                             66,869
           After                                         1,482,409
                                                    --------------
                                                    $    1,747,719
                                                    ==============

NOTE 13 - EMPLOYEE BENEFIT PLANS
          ----------------------
   On July 1, 1995, a 401(k) plan was adopted covering substantially all employees. Each employee of the Company automatically becomes eligible to participate in the plan on the July I immediately following the date on which such employee attains the age of 18 and completes one year of service.

   Employees' before-tax contributions are limited based on restrictions established by the Internal Revenue Service. In each plan year, the Company will make matching contributions to each account equal to 25% of the employees elective contributions. Employees are 100% vested at all times in their contributions and regular matching contributions. In addition, the 401(k) arrangement plan permits the Company to contribute a discretionary amount to all of the participants for any plan year, and that contributions will be allocated among the participants based upon their respective shares of the total compensation paid during the plan year to all participants eligible. The Company's contributions for the years ended June 30, 1998 and 1997 were $13,987 and $13,694, respectively. The Bank was a participant in the Financial Institutions Retirement Fund in 1996, a multi-employer defined benefit pension plan covering substantially all full-time employees who had completed one year of continuous service. Retirement expense was $44,657 for the year ended June 30, 1996.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998



NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
          -----------------------------------------------

   The following estimates of the fair value of certain financial instruments held by the Company include only instruments that could reasonably be evaluated. The investment securities portfolio was evaluated using market quotes as of June 30, 1998. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows, after adjusting for credit deterioration, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. Cash and cash equivalent are valued at cost. The fair values disclosed for checking accounts, savings accounts, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair value for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates.

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

   The table below illustrates the estimated fair value of the Company's financial instruments as of June 30 using the assumptions described above (in thousands):

       Cash and cash equivalents                                        $     1,664
                                                                          =========
       Investment securities                                            $     9,286
                                                                          =========
       Loans                                                            $   112,825
                                                                          =========
       Deposits                                                         $    91,736
                                                                          =========
       Advances from FHLB                                               $    18,000
                                                                          =========
       Notes payable                                                    $     9,748
                                                                          =========
       Standby letters of credit                                        $       210
                                                                          =========
       Commitments to extend credit and unfunded lines of credit        $     4,033
                                                                          =========

NOTE 15 - DIRECTORS' RETIREMENT PLAN
          --------------------------

   The Company has adopted the Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Directors (the "Directors' Plan") pursuant to which directors of the Company are entitled to receive, upon retirement, sixty monthly payments in the amount of 75% of the average monthly fees that the respective director received for service on the Board during the twelve-month period preceding termination of service on the Board, subject to a twenty year vesting schedule. In connection with the adoption of the Directors' Plan, the Bank incurred an expense of $70,940

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998


NOTE 15 - DIRECTORS' RETIREMENT PLAN (CONTINUED)
          --------------------------------------

and $147,560 for the years ended June 30, 1998 and 1997, respectively. The liability accrued under this plan was $193,900 and $137,360 at June 30, 1998 and 1997, respectively. The related deferred tax asset was $65,926 and $43,234 at June 30, 1998 and 1997, respectively.

NOTE 16 - 1993 MANAGEMENT RECOGNITION AND RETENTION PLAN AND TRUST
               ---------------------------------------------------

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

   A committee of the nonemployee directors administers the trust and makes awards to officers; however, awards to nonemployee directors are fixed under the 1993 MRP. Under the 1993 MRP, awards are granted to directors and officers in the form of shares of Bank Common Stock to be held in trust under the 1993 MRP. Awards are nontransferable and nonassignable. Participants were granted awards at the time of the completion of the MHC Reorganization which awards vest on a five-year schedule at a rate of twenty percent per year. No awards under the 1993 MRP shall exceed the Benefit Plan Limitations (as defined). The Committee may provide for a less or more rapid vesting with respect to awards granted under the 1993 MRP. Awards will be one hundred percent vested upon termination of employment due to death, disability, retirement at age seventy or following a change in control (as defined).

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

   During the year ended June 30, 1997, all shares under this plan were exercised and issued as fully vested shares.

NOTE 17 - EMPLOYMENT AGREEMENT
          --------------------

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

NOTE 17 - EMPLOYMENT AGREEMENT (CONTINUED)
          --------------------------------

   The Employment Agreement provides for a term of three years, with the Employee's annual base salary equal to $55,000. On each anniversary date of the commencement of the Employment Agreement, the term of the Employee's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the Employee has met the required performance standards and that such Employment Agreement should be extended. The Employment Agreement provides the Employee with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. The Employment Agreement shall terminate upon the Employee's death, may terminate upon the Employee's disability and is terminable by the Bank for "just cause" (as defined in the Employment Agreement). In the event of termination for just cause, no severance benefits are available. If the Bank terminates the Employee without just cause, the Employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the Employment Agreement and at the Employee's election, either continued participation in benefits plans which the Employee would have been eligible to participate in through the Employment Agreement's expiration date or the cash equivalent thereof. If the Employment Agreement is terminated due to the Employee's "disability" (as defined in the Employment Agreement), the Employee will be entitled to a continuation of his salary and benefits through the date of such termination, including any period prior to the establishment of the Employee's disability. In the event of the Employee's death during the term of the Employment Agreement, his estate will be entitled to receive his salary through the last day of the calendar month in which the Employee's death occurred. The Employee is able to voluntarily terminate his Employment Agreement by providing ninety days written notice to the Boards of Directors of the Bank and the Company, in which case the Employee is entitled to receive only his compensation, vested rights and benefits up to the date of termination.

   In the event of (i) the Employee's involuntary termination of employment other than for just cause during the period beginning six months before a Change in Control (as defined) and ending on the later of the first anniversary of the Change in Control or the expiration date of the Employment Agreement (the "Protected Period"), (ii) the Employee's voluntary termination within ninety days of the occurrence of certain specified events occurring during the Protected Period which have not been consented to by the Employee, or (iii) the Employee's voluntary termination of employment for any reason within the thirty-day period beginning on the date of the Change in Control, the Employee will be paid within ten days of such termination (or the date of the Change in Control, whichever is later) an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 28OG(b)(3) of the Code, and (ii) the sum of any other parachute payments, as defined under Section 28OG(b)(2) of the Code, that the Employee receives on account of the Change in Control. The Employment Agreement with the Bank provides that within ten business days of a Change in Control, the Bank shall fund, or cause to be funded, a trust in the amount of 2.99 times the Employee's base amount, that will be used to pay the Employee amounts owed to him. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. In the event that the Employee prevails over the Company and the Bank, or obtains a written settlement in a legal dispute as to the Employment Agreement, he will be reimbursed for his legal and other expenses.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

NOTE 17 - EMPLOYMENT AGREEMENT (CONTINUED)
          --------------------------------

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

   At June 30, 1998 and 1997, the accrual for the estimated benefits payable under this agreement was $60,990 and $28,500, respectively.

NOTE 18 - EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

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

      As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earning-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. There was no ESOP compensation expense for the years ended June 30, 1998 and 1997.

        Shares of the Company held by the ESOP at June 30, 1998 are as follows:
            Allocated shares                                                                     -
            Shares released for allocation                                                       -
            Unreleased (unearned) shares                                                   120,379
                                                                                      ------------
                                                                                           120,379
                                                                                      ============
            Fair value of unreleased (unearned) shares                                $  1,971,206
                                                                                      ============

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

NOTE 19 - INCENTIVE COMPENSATION PLAN
          ---------------------------

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

   A mathematical formula set forth in the Incentive Compensation Plan, and summarized below, determines the amount of each participant's annual cash bonuses ("bonuses"). Nevertheless, the Committee may in its discretion determine, by resolution adopted before the first day of any plan year, to change the employees participating in the Incentive Compensation Plan, and the formula for calculating the bonuses. Absent such action, for each plan year in which the Incentive Compensation Plan is in effect, the bonus pool will equal $35,000 times the return-on- average assets ("ROAA") times the Safety and Soundness Factor ("SSF") (which takes into account the Company's nonperforming assets ("NPA") and its CAMEL ratings). ROAA will be calculated each year on a consolidated financial basis on a pre-dividend, pre-provision for loan loss and pre-plan payment basis. ROAA factor will equal the square of the ratio of (i) the Bank's return on average assets for the plan year to (ii) 0.8%. The Committee may adjust the Company's and the Bank's ROAA or NPA to take into account extraordinary financial events. The aggregate amount of Bonuses payable for any calendar year will be proportionately reduced (to zero, if necessary) to the extent that the payment would cause the Bank to cease to be a "well-capitalized" institution for the year. The Incentive Compensation Plan provides that no Bonuses will be paid for any year in which ROAA is less than 0.5%. Eighty percent of the bonus pool is expected to be divided among employees based on relative compensation amounts and the other twenty percent based on the Committee's discretion. Directors would be permitted to make deferral elections with respect to directors' fees, and to have the rate of return on their deferral be measured by the highest 12 month certificate of deposit rate paid by the Bank.

   The Incentive Compensation Plan has an indefinite term, and the Bank has the right at any time to terminate or amend the Incentive Compensation Plan for any reason; provided, that no amendment or termination shall, without the consent of a participant or, if applicable, the participant's beneficiary, adversely affect such participant's or beneficiary's rights with respect to benefits accrued as of the date of such amendment or termination. The bonus accrued was $9,000 and $61,104 for the years ended June 30, 1998 and 1997, respectively.

NOTE 20 - ADVANCES FROM FHLB
          ------------------

   At June 30, 1998, 1997 and 1996, the Company has outstanding advances from the Federal Home Loan Bank of $26,000,000, $13,000,000 and $1,000,000,
respectively. Twenty-one million dollars of advances bear interest at a rate of 6.45% and mature within the next year. Five million dollars of advances bear interest at a rate of 6.08% and mature March, 2003.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1998

NOTE 21 - DEFERRED COMPENSATION
          ---------------------

   The Company has an unfunded deferred compensation agreement with a former officer that provides additional benefits upon retirement. The plan specifies a benefit of $1,000 per month for fifteen years from the date of his retirement, which was December 31, 1993. If he does not live to receive all of his deferred compensation, the unpaid balance at the time of his death shall be forfeited. He is required to perform various future services under this agreement for the fifteen year term. A life insurance policy has been purchased on his life to reimburse the Company for the net cost of the deferred compensation. The amount expensed under this agreement at June 30, 1998, 1997 and 1996, was $12,000.

   The Company specified an annual salary of $52,000 for Mr. Roy Shoffner. He has elected to defer this annual salary. At June 30, 1998, $52,000 has been accrued under this contract and this liability and the related deferred tax asset of $17,680 are recognized in these financial statements.

   In connection with a deferred compensation agreement between the Company and another former officer, provision has been made for the future compensation which is payable over the next twenty years. At June 30, 1998 and 1997, $145,915 and $150,027, respectively, has been accrued under this contract and this liability and the related deferred tax asset of $49,611 and $51,009, respectively are recognized in the financial statements. The Company is the owner and beneficiary of a life insurance policy aggregating $200,000 on the life of this employee. The policy had an aggregate cash surrender value of $8,447 and $4,110 at June 30, 1998 and 1997, respectively.

NOTE 22 - 1993 STOCK OPTION PLAN
          ----------------------

   In connection with the MHC Reorganization, the Bank's Board of Directors adopted the 1993 Option Plan, pursuant to which a number of shares equal to ten percent of the Bank Common Stock issued to the public in the formation of the Mutual Holding Company (18,000 shares) were reserved for future issuance by the Bank upon exercise of stock options to be granted to directors and employees of the Bank from time to time under the 1993 Option Plan. The purpose of the 1993 Option Plan is to provide additional incentive to certain directors, officers and key employees by facilitating their purchase of a stock interest in the Bank. The 1993 Option Plan, which became effective upon the completion of the MHC Reorganization, has a term of ten years, unless earlier terminated by the Board of Directors. Upon consummation of the Conversion and Reorganization, the 1993 Option Plan became an option plan of the Company and each outstanding option was converted into the right to purchase shares of Common Stock on the same terms and conditions.

   The 1993 Option Plan is administered by a committee of at least three non-employee directors of the Bank, who are appointed by the Bank's Board of Directors (the "Option Committee"). The Option Committee selects the employees to whom options are granted and the number of shares granted. The Bank receives no monetary consideration for the granting of stock options under the 1993 Option Plan other than the option price for each share issued to optionees upon exercise of such options. The initial grant of options under the 1993 Option Plan took place upon completion of the MHC Reorganization, and the option exercise price was equal to the purchase price of the

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 22 - 1993 STOCK OPTION PLAN (CONTINUED)
          ----------------------------------

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

     During the year ended June 30, 1997, all options were granted under this plan.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 23 - EARNINGS PER SHARE
          ------------------

     Earnings per share has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the period. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options granted had been exercised, with the proceeds being used to buy shares from the market. Earnings per share represents both basic and diluted per share information.

NOTE 24 - REGULATORY CAPITAL REQUIREMENT
          ------------------------------

     The Company and the Bank are required to comply with the capital adequacy standards established by the Office of Thrift Supervisory (OTS). There are three basic measures of capital adequacy for banks that have been promulgated; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

     The minimum guidelines for the ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to risk weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4.0% of risk-weighted assets) must comprise common stock, minority interests in the equity account of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

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

     As of June 30, 1998, 1997 and 1996, the Bank were considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios of the Bank as of June 30, 1998, 1997 and 1996, and the applicable regulatory minimums (in thousands):

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 24 - REGULATORY CAPITAL REQUIREMENT (CONTINUED)
          ------------------------------------------

                                                    1998                 1997                  1996
                                            -----------------     -----------------     ------------------
                                            Amount      Ratio     Amount      Ratio     Amount       Ratio
                                            ------      -----     ------      -----     ------       -----
Tangible Capital Requirement:
      Actual                                $  8,840     6.50%    $  8,655     7.54%    $  4,901      6.53%
      Minimum required                         2,040     1.50        1,721     1.50        1,125      1.50
                                            --------    -----     --------    -----     --------     -----
      Excess over minimum                   $  6,800     5.00     $  6,934     6.04     $  3,776      5.03
                                            ========    =====     ========    =====     ========     =====

Core Capital Requirement:
      Actual                                $  8,840     6.50     $  8,655     7.54     $  4,901      6.53
      Minimum required                         5,439     4.00        4,592     4.00        3,000      4.00
                                            --------    -----     --------    -----     --------     -----
      Excess over minimum                   $  3,401     2.50     $  4,063     3.54     $  1,901      2.53
                                            ========    =====     ========    =====     ========     =====

Risk-Based Capital Requirement:
      Actual                                $  9,639    10.04     $  8,961    11.36     $  5,081     11.62
      Minimum required                         7,681     8.00        6,309     8.00        3,499      8.00
                                            --------    -----     --------    -----     --------     -----
      Excess over minimum                   $  1,958     2.04     $  2,652     3.36     $  1,582      3.62
                                            ========    =====     ========    =====     ========     =====

NOTE 25 - PARENT COMPANY FINANCIAL STATEMENTS
          -----------------------------------

         Condensed financial statements of the Company (Cumberland Mountain Bancshares, Inc.) are presented below. Amounts shown as investment in the wholly-owned subsidiaries and equity in earnings of the subsidiaries are eliminated in consolidation.

                                 BALANCE SHEETS
                                 --------------
                                     ASSETS
                                     ------
                                                                                1998                  1997
                                                                                ----                  ----
     Cash                                                                  $     393,972         $      11,662
     Investment in wholly-owned subsidiaries                                  10,641,915             8,414,107
     Other investments                                                           108,340                88,318
                                                                           -------------         -------------
                                             TOTAL ASSETS                  $  11,144,227         $   8,514,087
                                                                           =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                1998                  1997
                                                                                ----                  ----
     Accounts payable and accrued expenses                                 $     723,375         $           -
     Notes payable                                                             1,660,017                     -
                                                                           -------------         -------------
                                             Total liabilities             $   2,383,392                     -
                                                                           -------------         -------------

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

NOTE 25 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          -----------------------------------------------

                                                                                            1998               1997
                                                                                            ----               ----
     Common stock                                                                    $       6,788      $       6,788
     Unearned ESOP shares                                                               (1,552,797)          (986,423)
     Paid-in capital                                                                     5,541,930          5,541,930
     Retained earnings                                                                   4,844,981          4,093,620
     Net unrealized gains (losses) on available for sale securities
         net of tax effect                                                                 (80,067)          (141,828)
                                                                                     -------------      -------------
                                 Total stockholders' equity                              8,760,835          8,514,087
                                                                                     -------------      -------------

                                 TOTAL LIABILITIES AND
                                 STOCKHOLDERS' EQUITY                                $  11,144,227      $   8,514,087
                                                                                     =============      =============

                                 STATEMENTS OF INCOME
                                 --------------------
     INCOME (EXPENSE)
        Investment income                                                            $      12,101      $           -
        Gain (loss) on sale of investment securities                                       112,544                  -
        Equity in undistributed net income of subsidiaries                                 766,586            408,970
        Interest expense                                                                   (81,082)               (20)
        Compensation                                                                       (52,000)                 -
        Miscellaneous expenses                                                              (6,787)                 -
                                                                                     -------------      -------------
             Net income                                                              $     751,362      $     408,950
                                                                                     =============      =============

                              STATEMENTS OF CASH FLOWS
                              ------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                                   $     751,362      $     408,950
        Reconciliation of net income to net cash provided by operating activities:
            Equity in undistributed net income of subsidiary                              (751,290)          (408,970)
            Gain (loss) on sale of investment securities                                  (112,544)                 -
            Increase in accounts payable and accrued expenses                              723,375                  -
                                                                                     -------------      -------------
                   Net cash provided by (used in) operating activities                     610,903                (20)
                                                                                     -------------      -------------

     CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of investments                                                         (3,651,797)           (88,318)
        Sales of investment securities                                                   3,644,154                  -
                                                                                     -------------      -------------
                   Net cash provided by (used in) investing activities                      (7,643)           (88,318)
                                                                                     -------------      -------------

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998



NOTE 25 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          -----------------------------------------------

                                                                                  1998                  1997
                                                                                  ----                  ----
     CASH FLOWS FROM FINANCING ACTIVITIES
          Dividends received from subsidiary                                     400,000                     -
          Distribution of cash in reorganization                                       -               100,000
          Proceeds from borrowings                                             1,000,000                     -
          Payments on borrowings                                                 (54,576)                    -
          Purchase of stock for ESOP plan                                       (566,374)                    -
          Additional investment in subsidiary                                 (1,000,000)                    -
                                                                           -------------         -------------
                    Net cash provided by (used in) financing activities         (220,950)              100,000
                                                                           -------------         -------------

     NET INCREASE (DECREASE) IN CASH                                             382,310                11,662

     CASH, BEGINNING OF PERIOD                                                    11,662                     -
                                                                           -------------         -------------

     CASH, END OF PERIOD                                                   $     393,972         $      11,662
                                                                           =============         =============

NOTE 26 - YEAR 2000
          ---------

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

NOTE 27 - LOAN SERVICING
          --------------

     The Company sold $2,783,000 of loans and retained servicing rights ranging from .125% to .25%. There was no servicing asset or liability recorded because the Company estimated that the benefits of servicing are just adequate to compensate for its servicing responsibilities. Servicing income for June 30, 1998 was $4,289.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     Information required by Item 405 of Regulation S-B is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 10.  Executive Compensation
--------------------------------

     The information contained under the section captioned "Executive Compensation" in the Proxy Statement is in corporated herein by reference.

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

                           1.       Independent Auditor's Report

                                    (a) Consolidated Balance Sheets as of June
                                        30, 1998, 1997 and 1996
                                    (b) Consolidated Statements of Income for
                                        the Years Ended June 30, 1998, 1997 and
                                        1996
                                    (c) Consolidated Statements of Stockholders'
                                        Equity for the Years Ended June 30,
                                        1998, 1997 and 1996
                                    (d) Consolidated Statements of Cash Flows
                                        for the Years Ended June 30, 1998, 1997
                                        and 1996
                                    (e) Notes to Consolidated Financial
                                        Statements

                  (2)      Financial Statement Schedules.  None
                           -----------------------------

                  (3)      Exhibits. The following exhibits are either filed as
                           --------
                           part of this Annual Report on Form 10-KSB or incorporated herein by reference:

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

                  3.2      Bylaws of Cumberland Mountain Bancshares, Inc. *

                  10.1 Employment Agreement between Middlesboro Federal Bank, Federal Savings Bank and James J. Shoffner and amendment *+

                  10.2     Middlesboro Federal Bank, FSB 1993 Stock Option
                           Plan *+

                  10.3 Middlesboro Federal Bank, FSB 1993 Management Recognition and Retention Plan (As Amended and Restated) *+

                  10.4 Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Non-Employee Directors *+

                  10.5 Middlesboro Federal Bank, FSB Incentive Compensation Plan *+

                  10.6     Form of indemnification agreements with directors *

                  21       Subsidiaries of Registrant

                  23       Consent of Marr, Miller & Myers, P.S.C

                  27       Financial Data Schedule (EDGAR Only)

-----------
* Incorporated by reference from Registration Statement on Form SB-2 filed February 5, 1997 (File No. 333-18665)
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form.

         (b)      Reports on Form 8-K. No current reports on Form 8-K have been
                  -------------------
                  filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CUMBERLAND MOUNTAIN BANCSHARES,
                                       INC.


Date: September 22, 1998               By: /s/ James J. Shoffner
                                           ---------------------
                                           James J. Shoffner
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ J. Roy Shoffner                         By: /s/ Reecie Stagnolia, Jr.
    --------------------------------                ----------------------------------
    J. Roy Shoffner                                 Reecie Stagnolia, Jr.
    Chairman of the Board                           Director

Date:  September 22, 1998                       Date:  September 22, 1998


By: /s/ James J. Shoffner                       By: /s/ Raymond C. Walker
    --------------------------------                ----------------------------------
    James J. Shoffner                               Raymond C. Walker
    President and Director                          Director
    (Chief Executive Officer)

Date:  September 22, 1998                       Date:  September 22, 1998


By: /s/ Robert R. Long                          By: /s/ J. D. Howard
    --------------------------------                ----------------------------------
    Robert R. Long                                  J. D. Howard
    Vice Chairman and Director                      Vice President
                                                    (Chief Financial and Accounting Officer)

Date:  September 22, 1998                       Date:  September 22, 1998


By: /s/ Barry Litton
    --------------------------------
    Director

Date:  September 22, 1998