Form 10QSB
period 1998-09-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1998-11-16
CIK 1029093

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to _______

               Commission File Number: No. 0-22287
                                           -------

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1998, there were 678,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [  ]     No [X]

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
             FORM 10-QSB - September 30, 1998

                          INDEX


                                                            Page
                                                            ----
Part I - Financial Information
         ----------------------
     Item 1.     Financial Statements
          Consolidated Statement of Financial Condition
            September 30, 1998 and June 30, 1998               2
          Consolidated Statements of Income
            Three Months Ended September 30, 1998
            and 1997                                           3
          Consolidated Statements of Stockholders' Equity
            Three Months Ended September 30, 1998              4
          Consolidated Statements of Cash Flows
            Three Months Ended September 30, 1998 and 1997     5
          Notes to the Consolidated Financial Statements       7

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                    9

Part II - Other Information                                   15
          -----------------

Signatures

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
            September 30, 1998 and June 30, 1998

                          ASSETS
                          ------

                                                 September 30,      June 30,
                                                     1998             1998
                                                 ------------    ------------
Cash and cash equivalents                         $    626        $  1,664
Investment securities, held-to-maturity                  7               7
Investment securities available-for-sale, at
  market value                                       3,389           3,398
Other investments, at market value                     195             303
Mortgage-backed securities available-for-sale,
  at market value                                    5,116           5,578
Loans, net of allowance for loan losses of
  $787,000 at September 30, 1998 and
  $798,000 at June 30, 1997                        117,804         118,061
Accrued interest receivable                            955             985
Real estate held for investment                        775             620
Repossessed real estate                                257             100
Federal Home Loan Bank (FHLB) stock, at cost         1,719           1,688
Premises and equipment, net                          4,278           3,215
Prepaid expenses and other assets                      500             287
                                                 ---------       ---------
                    TOTAL ASSETS                 $ 135,621       $ 135,906
                                                 =========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits                                         $  97,544       $  97,719
Advances from FHLB                                  24,500          26,000
Notes payable                                        2,753           1,748
Accrued interest payable                               884             283
Other liabilities                                      848           1,395
                                                 ---------       ---------
     Total liabilities                             126,529         127,145
                                                 ---------       ---------

Common stock, $0.01 per value, 8,000,000 shares
  authorized, 678,800 shares issued and
  outstanding                                            7               7
Additional paid-in capital                           5,555           5,542
Retained earnings                                    4,940           4,845
Unearned ESOP shares                                  (948)         (1,553)
Unearned Stock Option shares                          (413)             --
Accumulated other comprehensive income, net            (49)            (80)
                                                 ---------       ---------
     Total stockholders' equity                      9,092           8,761
                                                 ---------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                               $ 135,621       $ 135,906
                                                 =========       =========

The accompanying notes are an integral part of these financial statements.

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                       Middlesboro, Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data)

                                                     Three Months
                                                    Ended September 30,
                                                    -------------------
                                                     1998        1997
                                                                 -------        -------
INTEREST INCOME
   Investment securities                            $    44     $    57
   Mortgage-backed securities                            77          94
   Loans                                              2,534       2,272
   FHLB Stock                                            31          17
                                                    -------     -------
      Total interest income                           2,686       2,440

INTEREST EXPENSE
   Deposits                                           1,258       1,154
   FHLB advances                                        370         271
   Other borrowed money                                  46          17
                                                    -------     -------
      Total interest expense                          1,674       1,442

NET INTEREST INCOME                                   1,012         998

PROVISION FOR LOAN LOSSES                               138         149
                                                    -------     -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       874         849
                                                    -------     -------
NON-INTEREST INCOME
   Loan fees and service charges                        172         283
   Gains (losses) on sales of investment
     securities                                          24          --
   Gains (losses) on sales of repossessed assets        (10)         20
   Gains (losses) on sales of real estate held
     for investment                                      --          --
   Other                                                 --          --
                                                    -------     -------
      Total non-interest income                         186         303
                                                    -------     -------
NET INTEREST AND NON-INTEREST INCOME                  1,060       1,152
                                                    -------     -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                       350         306
   Data processing fees                                  72          40
   SAIF deposit insurance premiums                       22          19
   Occupancy and equipment expense                      105          81
   Franchise and other taxes                             36          23
   Marketing and other professional services             40          60
   ESOP expense                                          52          --
   Other                                                202         185
                                                    -------     -------
      Total non-interest expense                        879         714
                                                    -------     -------
INCOME BEFORE INCOME TAX EXPENSE                        181         438

INCOME TAX EXPENSE                                       86         147
                                                    -------     -------
NET INCOME                                          $    95     $   291
                                                    =======     =======
PER SHARE OF COMMON STOCK:
   Earnings (basic)                                 $0.1400     $0.4290
                                                    =======     =======
   Earnings (dilutive)                              $0.1379     $0.4290
                                                    =======     =======
   Dividends                                        $    --     $    --
                                                    =======     =======
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
    classified as available for sale                     31          32
                                                    -------     -------
Comprehensive income                                $    31     $    32
                                                    =======     =======



The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)


                                                                       Accumulated               Unearned
                                               Additional                 Other       Unearned    Stock
                                    Common      Paid-In     Retained   Comprehensive   ESOP       Option
                                     Stock      Capital     Earnings     Income        Shares     Shares    Total
                                    -------    ---------    --------   -----------    --------   --------   -----

Balance at June 30, 1998            $     7     $ 5,542      $ 4,845     $   (80)      $(1,553)   $   --   $ 8,761

Net income for the three month
  period ended September 30, 1998        --          --           95          --            --        --        95

Common stock issued                      --          --           --          --            --        --        --

ESOP shares transferred                  --          --           --          --           605        --       605

ESOP shares earned                       --          13           --          --            --        --        13

Stock Option shares transferred          --          --           --          --            --      (413)     (413)

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  September 30, 1998, net of
  deferred tax                           --          --           --          31           --         --        31
                                    -------     -------      -------     -------      -------     -------   ------
Balance at September 30, 1998       $     7     $ 5,555      $ 4,940     $   (49)     $  (948)    $  (413)  $9,092
                                    =======     =======      =======     =======      =======     =======   ======

The accompanying notes are an integral part of these financial statements

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Amounts in thousands)
                  Three Months Ended September 30,

                                                        1998         1997
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $     95     $    291
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                            44           33
    Amortization and accretion                               5            4
    FHLB stock dividend                                    (31)         (17)
    Provision for loan losses                              138          149
    (Gains) losses on sales of investment securities       (24)          --
    (Gains) losses on sales of other real estate            10          (20)
    (Gains) losses on sales of real estate held
      for investment                                        --           --
    Changes in assets and liabilities:
      Accrued interest receivable                           30          (81)
      Prepaid expenses and other assets                   (213)      (1,471)
      Accrued interest payable                             601          590
      Other liabilities                                   (547)         832
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                       108          310
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                   --         (576)
  Purchases of investment securities available-
    for-sale                                            (1,000)          --
  Proceeds on maturities of investment securities
    available-for-sale                                   1,000           --
  Purchases of other investments                            --           --
  Proceeds on sales of other investments                   304           --
  Principal collected on mortgage-backed securities        478          246
  Proceeds on sales of mortgage-backed securities
    available-for-sale                                      --           --
  Purchase of mortgage-backed securities available-
    for-sale                                                --           --
  Purchase of real estate held for investment             (155)        (301)
  Proceeds from sales of real estate held for
    investment                                              --           --
  Proceeds from the sale of loans                          900           --
  Net (increase) decrease in purchased loans                81           32
  Net (increase) decrease in loans exclusive
    of loans purchased                                  (3,191)     (11,613)
  Purchases of premises and equipment                    1,107          (68)
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                      (476)     (12,280)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                     (175)        (651)
  Net increase (decrease) in advances from FHLB         (1,500)      13,000
  Net increase in other borrowings                       1,005           --
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                            (670)      12,349
                                                      --------     --------

The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

            CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Amounts in thousands)
                Three Months Ended September 30,

                                                        1998         1997
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          (1,038)         379

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,664          699
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   626      $ 1,078
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                       $    307      $   255
                                                      =======      =======
      Income taxes                                   $     --      $   139
                                                      =======      =======
  Loans transferred to other real estate during
    the period                                        $   271      $    --
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $   (31)     $   (32)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1998
                        (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended September 30, 1998 and 1997.

   Operating results for the three month period ended September
30, 1998 is not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                           September 30,
                                               1998
                                           ------------

Balance, beginning of year                   $   798
Provision for loan losses                        138
Charge-offs, net of recoveries                  (149)
                                             -------
Balance, September 30, 1998                  $   787
                                             =======

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1998
                       (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS

   Nonaccrual loans are as follows (amounts in thousands):

                                         September 30,  June 30,
                                             1998        1998
                                         ------------ ----------
Construction Mortgage Loans               $    --      $    --
Permanent Mortgage Loans, Secured by:
   1-4 Dwelling Units                         563        1,031
   5 or More Dwelling Units                    --           --
   Nonresidential Property (Except Land)       48          572
   Land                                        --          126
Nonmortgage Loans and Leases, Closed End:
   Commercial                                 780           --
   Auto                                       123           --
   Other Consumer                             289           --
                                          -------      -------
                                          $ 1,803      $ 1,729
                                          =======      =======

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


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

YEAR 2000 PLANNING

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. Subsequent to fiscal year end, the Company converted its mission-critical processing systems to a new system which is Year 2000 compliant and is fully tested and fully certified.
The Company expects to complete testing of systems provided by third party providers by December 31, 1998. It estimates that the additional costs associated with resolving all Year 2000 problems (other than the costs associated with the new processing system) will not exceed $100,000. Since the decision to convert to a new processing system was not related to Year 2000 compliance, the costs of such system (approximately $325,000) will be capitalized. The Company is in the process of developing a contingency plan to address the potential failure of the Company's efforts (or the efforts of third parties on whom the Company relies) to fully address the Year 2000 problem and anticipates that such plan will be in place by the end of December 1998. The Company has also identified certain non-technological systems, such as its HVAC and alarm systems, which have embedded technology that could by affected by the Year 2000 problem and has begun the process of testing and/or determining what efforts are required to make such systems Year 2000 compliant.

FINANCIAL CONDITION

     Total assets of the Company have decreased 0.21% from $135,906,000 at June 30, 1998 to $135,621,000 at September 30,
1998. This small change in assets has resulted largely from the decrease in cash and cash equivalents of $1.0 million, or 62.38% to $626,000 at September 30, 1998 from $1,664,000 at June
30, 1998. This decrease was primarily offset by an increase of $1.1 million, or 33.07%, in premises and equipment. The increase in premises and equipment represented the substantial completion of the Savings Bank's new branch location in Fountain City, Tennessee.

     Management is continually attempting to grow the loan portfolio while at the same time limiting the credit risk and improving the rate sensitivity of the Savings Bank's interest-earning assets. While the Savings Bank's primary emphasis continues to be the origination of one to four family adjustable rate mortgage loans secured by properties in its primary market area, the Savings Bank has also invested excess funds in investment securities and mortgage-backed securities with adjustable rates or terms to maturity of seven years or less.

     The Company's stagnant asset growth during the three months ended September 30, 1998 has allowed for a reduction in borrowings with the repayment of advances from the Federal Home Loan Bank ("FHLB"). FHLB advances declined by $1,500,000 from $26,000,000 at June 30, 1998 to $24,500,000 at September 30,
1998. Total stockholders' equity rose by $331,000, or 3.78%, principally due to net income earned during the three-month period ended September 30, 1998 and the reclassification of Unearned ESOP and Stock Option shares.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS

     Net Income The Company realized net income of $95,000 for the three-month period ended September 30, 1998, a decrease of $196,000 as compared to the three-month period ended September 30, 1997. This decrease was primarily the result of a decrease in loan fees and service charges of $117,000 coupled with an increase in non-interest expense of $165,000 during the quarter ended September 30, 1998. The Savings Bank's loan growth slowed during the quarter ended September 30, 1998, resulting in substantially less origination fee income. This reduction in loan growth was primarily due to management's efforts to strengthen the portfolio by tightening underwriting standards and collection efforts. The increase in non-interest expense resulted primarily from the effect of additional personnel costs and occupancy expenses associated with the new branch office, higher data processing fees as a result of the Savings Bank's recent data processing conversion and expenses associated with the Company's Employee Stock Ownership Plan.

     Interest Income Total interest income for the three-month period ended September 30, 1998 amounted to $2,686,000, an increase of 10.09% from the Company's total interest income of $2,440,000 for the three-month period ended September 30, 1997. During the three-month period ended September 30, 1998 as compared to the three-month period ended September 30, 1997, the Company's interest income on its loan portfolio increased 11.54% from $2,272,000 to $2,534,000; its interest income from its mortgage-backed securities portfolio decreased 18.09% from $94,000 to $77,000; interest income from its investment securities portfolio decreased 22.81% from $57,000 to $44,000; and interest income from FHLB stock increased 82.36% from $17,000 to $31,000.

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

     Interest Expense The Savings Bank's interest expense is the interest paid on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense has been increased. The high demand for mortgage and consumer lending has also caused the Savings Bank to secure advances from the Federal Home Loan Bank to fund these loans. Such expense increased from $1,442,000 for the three-month period ended September 30, 1997, to $1,674,000 for the three-month period ended September 30, 1998. Nearly half of the increase, or $99,000, is attributable to an increase in the Savings Bank's expense on Federal Home Loan Bank advances. The increase in interest expense on FHLB advances is due to the increase in the balance of this account, which has primarily been used to fund mortgage and consumer loan demand.

     Net Interest Income During the three months ended September 30, 1998, net interest income increased 1.41% to $1,012,000 from $998,000 for the three months ended September
30, 1997.   This increase was due primarily to the loan demand
experienced by the Savings Bank over the past twelve months that has resulted in an overall increase in the loan portfolio and thus an increase in interest income.

     Provision for Loan Losses Provision for loan losses are charged to earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by the Savings Bank, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (CONTINUED)

     For the three-month period ended September 30, 1998, the Savings Bank provided $138,000 for loan losses compared to $149,000 during the three-month period ended September 30, 1997. The provision for loan losses for these periods represented management's effort to maintain an adequate reserve against losses given the rapid growth of the overall loan portfolio. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At September 30, 1998, the Company's allowance for loan losses represented 43.65% of total non-performing loans and .67% of the outstanding balance of total loans.

     Non-Interest Income Non-interest income for the three-month period ended September 30, 1998 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended September 30, 1998 was $186,000, a decrease of 38.62% from $303,000 for the three-month period ended September 30, 1997. Non-interest income primarily reflects the demand for loans in the Savings Bank's market area as well as the aggressiveness of management in obtaining these loans.

     Non-Interest Expense  For the three-month period ended
September 30, 1998, as compared to the three-month period ended
September 30, 1997, total non-interest expense increased
$165,000 from $714,000 to $879,000 or 23.11%.

     Total salaries and employee benefits were $350,000 for the three-month period ended September 30, 1998, up $44,000 over the three-month period ended September 30, 1997 level of $306,000. The increase for the three-month period ended September 30, 1998 primarily reflects higher salary levels due to the increased number of personnel that has resulted from the overall growth of the Savings Bank and the recently opened Fountain City branch office.

     Data processing fees increased $32,000, or 80.00%, to$72,000 for the three-month period ended September 30, 1998 compared to $40,000 for the three-month period ended September 30, 1997. This increase was the result of the higher fees assessed by the Savings Bank's data processor in conjunction with the conversion by the Savings Bank from the current data processing system to a new data processing system. Management believes the new system will allow the Bank to compete more profitably in this new computer era by providing superior customer service to the Savings Bank's customers.

     Occupancy and equipment expense was $105,000 for the three-month period ended September 30, 1998, up $24,000 from the three-month period ended September 30, 1997. These increases were primarily due to increased depreciation, repairs and maintenance costs associated with the expansion of the existing main office building and the opening of a new branch office.

     Franchise and other taxes increased $13,000, or 56.53%, to $36,000 for the three-month period ended September 30, 1998 compared to $23,000 for the three-month period ended September 30, 1997. This increase is due mainly to the increase in deposits over the past twelve months, which have resulted in a higher assessment level for state taxes.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS (CONTINUED)

     The Company recognized a $52,000 expense for the three-month period ended September 30, 1998 as a result of the release of shares for allocation of the Company's Employee Stock Ownership Plan ("ESOP"). The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year.
As shares are released from collateral, the Company reports compensation expense equal to the current market price of shares and the shares become outstanding.

     Other expenses of $202,000 increased $17,000, or 9.19%, over the three-month period ended September 30, 1997 amount of $185,000. The increase in other expenses is primarily due to the increased operating costs associated with expansion of the Savings Bank over the past year. In addition, the Savings Bank's recently completed data processing conversion has resulted in a slight increase in other expenses. Management expects a decline in future data processing expenses will offset the increase in other expenses related to the data processing needs of the Savings Bank.

     Income Taxes Income tax expense for the three-month period ended September 30, 1998 and 1997 was $86,000 and $147,000, respectively. The changes in income tax expense are a result of changes in net taxable income during the periods.

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

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the month ended September 30, 1998 was 4.58% and its liquidity ratio was 5.60% at September 30, 1997.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $97,544,000 and $97,719,000 at September 30, 1998 and June 30, 1998, respectively.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)



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

     At September 30, 1998, the Savings Bank had $777,000 in commitments to originate loans. At September 30, 1998, the Savings Bank had $37,925,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS (Continued)



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

     Comprehensive Income In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     Disclosures about Segments of an Enterprise and Related Information In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the adoption of this accounting statement will have a material impact on its financial statements.

                   CUMBERLAND MOUNTAIN BANCSHARES, INC.
                          Middlesboro, Kentucky

                       PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 27 - Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.  During the quarter ended
September 30, 1998, the registrant did not file any reports on Form 8-K.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Cumberland Mountain Bancshares, Inc.



Date:  November 16, 1998   By: /s/ James J. Shoffner
                               -------------------------------
                               James J. Shoffner
                               President
                               (Duly authorized representative)