Form 10QSB
period 1998-12-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1999-02-16
CIK 1029093

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE EXCHANGE ACT

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


As of January 31, 1999, there were 678,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [  ]     No [X]

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
             FORM 10-QSB - December 31, 1998

                          INDEX


                                                            Page
                                                            ----
Part I - Financial Information
         ----------------------
     Item 1.     Financial Statements
          Consolidated Statement of Financial Condition
            December 31, 1998 and June 30, 1998                2
          Consolidated Statements of Income
            Three and Six Months Ended December 31, 1998
            and 1997                                           3
          Consolidated Statements of Stockholders' Equity
            Six Months Ended December 31, 1998                 4
          Consolidated Statements of Cash Flows
            Six Months Ended December 31, 1998 and 1997      5-6
          Notes to the Consolidated Financial Statements     7-8

     Item 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                 9-15

Part II - Other Information                                   16
          -----------------

Signatures                                                   17

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
            December 31, 1998 and June 30, 1998

                          ASSETS
                          ------

                                                 December 31,       June 30,
                                                     1998             1998
                                                 ------------    ------------
Cash and cash equivalents                         $  3,124        $  1,664
Investment securities, held-to-maturity                 --               7
Investment securities available-for-sale, at
  market value                                       3,374           3,398
Other investments, at market value                     195             303
Mortgage-backed securities available-for-sale,
  at market value                                    4,549           5,578
Loans, net of allowance for loan losses of
  $1,088,000 at December 31, 1998 and
  $798,000 at June 30, 1998                        115,822         118,061
Accrued interest receivable                            979             985
Real estate held for investment                      1,049             620
Repossessed real estate                                428             100
Federal Home Loan Bank (FHLB) stock, at cost         1,749           1,688
Premises and equipment, net                          4,496           3,215
Prepaid expenses and other assets                      596             287
                                                  --------       ---------
                    TOTAL ASSETS                  $136,360       $ 135,906
                                                  ========       =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits                                          $110,658       $  97,719
Advances from FHLB                                  14,000          26,000
Notes payable                                        1,743           1,748
Accrued interest payable                               285             283
Other liabilities                                      874           1,395
                                                  --------       ---------
     Total liabilities                             127,560         127,145
                                                  --------       ---------

Common stock, $0.01 per value, 8,000,000 shares
  authorized, 678,800 shares issued and
  outstanding                                            7               7
Additional paid-in capital                           5,568           5,542
Retained earnings                                    4,605           4,845
Unearned ESOP shares                                  (908)         (1,553)
Unearned Stock Option shares                          (413)             --
Accumulated other comprehensive income, net            (59)            (80)
                                                  --------       ---------
     Total stockholders' equity                      8,800           8,761
                                                  --------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $136,360       $ 135,906
                                                  ========       =========

The accompanying notes are an integral part of these financial statements.

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                       Middlesboro, Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data)

                                                         Three Months             Six Months
                                                    Ended December 31,      Ended December 31,
                                                    -------------------     -------------------
                                                     1998        1997        1998        1997
                                                    -------     -------     -------     -------
INTEREST INCOME
   Investment securities                            $    71     $    53     $   115     $   110
   Mortgage-backed securities                            65          88         142         182
   Loans                                              2,566       2,545       5,100       4,817
   FHLB stock                                            30          27          61          44
                                                    -------     -------     -------     -------
      Total interest income                           2,732       2,713       5,418       5,153

INTEREST EXPENSE
   Deposits                                           1,285       1,129       2,543       2,283
   FHLB advances                                        314         440         684         711
   Other borrowed money                                  46          33          92          50
                                                    -------     -------     -------     -------
NET INTEREST INCOME                                   1,645       1,602       3,319       3,044

PROVISION FOR LOAN LOSSES                             1,087       1,111       2,099       2,109

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       582         136         720         285
                                                    -------     -------     -------     -------
                                                        505         975       1,379       1,824
                                                    -------     -------     -------     -------
NON-INTEREST INCOME
   Loan fees and service charges                        166         239         338         522
   Gains (losses) on sales of investment
     securities                                          --          --          24          --
   Gains (losses) on sales of repossessed assets         --          --         (10)         20
   Gain (losses) on sale of real estate held
      for investment                                     --          --          --          --
   Other                                                 --          --          --          --
                                                    -------     -------     -------     -------
      Total non-interest income                         166         239         352         542
                                                    -------     -------     -------     -------
NET INTEREST AND NON-INTEREST INCOME                    671       1,214       1,731       2,366
                                                    -------     -------     -------     -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                       384         311         734         617
   Data processing fees                                  47          70         119         110
   SAIF deposit insurance premiums                       21          21          43          40
   Occupancy and equipment expense                      179         110         284         191
   Francise and other taxes                              50          27          86          50
   Marketing and other professional services             74          43         114         103
   ESOP expense                                          52          --         104          --
   Other                                                332         186         534         371
                                                    -------     -------     -------     -------
      Total non-interest expense                      1,139         768       2,018       1,482
                                                    -------     -------     -------     -------
INCOME BEFORE INCOME TAX EXPENSE                       (468)        446        (287)        884

INCOME TAX EXPENSE                                     (133)        171         (47)        318
                                                    -------     -------     -------     -------
NET INCOME                                          $  (335)    $   275     $  (240)    $   566
                                                    =======     =======     =======     =======
PER SHARE OF COMMON STOCK:
   Earnings (basic)                                 $(0.4940)  $0.4700     $(0.3540)    $0.9600
                                                    ========   =======     ========     =======

   Earnings (dilutive)                              $(0.4839)   $0.4700     $(0.3466)   $0.9600
                                                    ========    =======     ========    =======

   Dividends                                        $     --     $   --     $     --    $    --
                                                    ========    =======     ========    =======

The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)

                                                                       Unrealized
                                                                         Loss on
                                                                       Investment                Unearned
                                               Additional              Securities     Unearned    Stock
                                    Common      Paid-In     Retained   Available-      ESOP       Option
                                     Stock      Capital     Earnings     for Sale      Shares     Shares    Total
                                    -------    ---------    --------   -----------    --------   --------   -----

Balance at June 30, 1998            $     7     $ 5,542      $ 4,845     $   (80)      $(1,553)   $   --   $ 8,761

Net income for the six month
  period ended December 31, 1998         --          --         (240)         --            --        --      (240)

Common stock issued                      --          --           --          --            --        --        --

ESOP shares transferred                  --          --           --          --           605        --       605

ESOP shares earned                       --          26           --          --            40        --        66

Stock Option shares transferred          --          --           --          --            --      (413)     (413)

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  December 31, 1998, net of
  deferred tax                           --          --           --          21           --         --        21
                                    -------     -------      -------     -------      -------     -------   ------
Balance at December 31, 1998        $     7     $ 5,568      $ 4,605     $   (59)     $  (908)    $  (413)  $8,800
                                    =======     =======      =======     =======      =======     =======   ======

The accompanying notes are an integral part of these financial statements

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                         Six Months Ended December 31,

                                                        1998         1997
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   (240)    $    566
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                           161           77
    Amortization and accretion                               7           11
    FHLB stock dividend                                    (61)         (44)
    Provision for loan losses                              720          285
    (Gains) losses on sales of investment securities       (24)          --
    (Gains) losses on sales of other real estate            10          (20)
    (Gains) losses on sales of real estate held
      for investment                                        --           --
    Changes in assets and liabilities:
      Accrued interest receivable                            6         (154)
      Prepaid expenses and other assets                   (308)        (448)
      Accrued interest payable                               2          156
      Other liabilities                                   (521)          70
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                      (248)         499
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                   --       (1,059)
  Principal collected on investment securities
    available-for-sale                                       7            3
  Purchases of investment securities available-
    for-sale                                            (2,000)          --
  Proceeds on maturities of investment securities
    available-for-sale                                   2,000           71
  Purchases of other investments                            --         (263)
  Proceeds on sales of other investments                   390           --
  Principal collected on mortgage-backed securities      1,067          566
  Purchase of real estate held for investment             (429)        (243)
  Proceeds from sales of real estate held for
    investment                                              --           --
  Net (increase) decrease in repossessed real estate      (338)          --
  Proceeds from the sale of loans                          975        2,776
  Net (increase) decrease in purchased loans               116          235
  Net (increase) decrease in loans exclusive
    of loans purchased                                     428      (21,281)
  Purchases of premises and equipment                   (1.442)        (662)
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                       774      (19,857)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   12,939         (231)
  Net increase (decrease) in advances from FHLB        (12,000)      21,000
  Net increase in other borrowings                          (5)          17
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                             934       20,786


The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                         Six Months Ended December 31,

                                                        1998         1997
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           1,460        1,428

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,664          699
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 3,124      $ 2,127
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                       $    777      $ 1,085
                                                      =======      =======
      Income taxes                                   $     --      $   271
                                                      =======      =======
  Loans transferred to other real estate during
    the period                                        $   171      $   343
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $   (21)     $  (102)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1998
                        (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial have been included in the results of operations for the six months ended December 31, 19987 and 1997.

     Operating results for the six month period ended December
31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

     Prior to March 31, 1997, the Cumberland Mountain Bancshares, Inc. (the "Company") did not have any material assets or liabilities and did not engage in any material business operations. On March 31, 1997, the Company acquired all of the outstanding stock of Middlesboro Federal Bank, Federal Savings Bank (the "Bank") pursuant to the Plan of Conversion of Cumberland Mountain Bancshares, M.H.C., the Bank's former mutual holding company, and the Agreement and Plan of Reorganization between the Company and the Bank. In connection with the Conversion and Reorganization, the Company sold 439,731 shares of Common Stock in an initial public offering and issued 1,333 shares of Common Stock in exchange for each share of the Bank's common stock then outstanding. The Company's financial statements for the periods prior to March 31, 1997 consist of the financial statements of the Bank.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                           December 31,
                                               1998
                                           ------------

Balance, beginning of year                   $   798
Provision for loan losses                        720
Charge-offs, net of recoveries                  (430)
                                             -------
Balance, December 31, 1998                   $ 1,088
                                             =======

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1998
                       (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS

   Nonaccrual loans are as follows (amounts in thousands):

                                         December 31,   June 30,
                                             1998        1998
                                         ------------ ----------
Construction Mortgage Loans               $    --      $    --
Permanent Mortgage Loans, Secured by:
   1-4 Dwelling Units                       1,427        1,031
   5 or More Dwelling Units                    --           --
   Nonresidential Property (Except Land)       32          572
   Land                                        --          126
Nonmortgage Loans and Leases, Closed End:
   Commercial                                 313           --
   Auto                                        80           --
   Other Consumer                             142           --
                                          -------      -------
                                          $ 1,994      $ 1,729
                                          =======      =======

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS


GENERAL

     The principal business of Cumberland Mountain Bancshares, Inc. (the "Company") is that of Middlesboro Federal Bank, FSB (the "Savings Bank"). The principal business of the Savings Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four family owner-occupied residential properties in the Savings Bank's primary market area. The Bank also maintains an investment portfolio which includes Federal Home Loan Bank ("FHLB") stock, Government Agency-issued bonds and mortgage-backed securities, and other investments.

YEAR 2000 PLANNING

  Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. Subsequent to fiscal year end, the Company converted its mission-critical processing systems to a new system, which is Year 2000 compliant and is fully tested and fully certified.
The Company expects to complete testing of systems provided by third party providers by March 31, 1999. It estimates that the additional costs associated with resolving all Year 2000 problems (other than the costs associated with the new processing system) will not exceed $100,000. Since the decision to convert to a new processing system was not related to Year 2000 compliance, the costs of such system (approximately $450,000) has been capitalized. The Company has developed a contingency plan to address the potential failure of the Company=s efforts (or the efforts of third parties on whom the Company relies) to fully address the Year 2000 problem. The contingency plan if mission critical systems fail on January 1, 2000 is to revert to a manual processing system until which time that systems can be modified or new systems put in place. Staff will be trained in December 1999 on the manual backup procedures and written procedures and required forms will be available in
the appropriate work areas.   The Company has also identified
certain non-technological systems, such as its HVAC and alarm systems, which have embedded technology that could be affected by the Year 2000 problem and has begun the process of testing and/or determining what efforts are required to make such systems Year 2000 compliant. The Year 2000 project team has identified and contacted all vendors of such equipment and have been assured within a reasonable comfort level that such systems will continue to function beyond the Year 2000.

FINANCIAL CONDITION

     Total assets of the Company have increased 0.34% from $135,906,000 at June 30, 1998 to $136,360,000 at December 31,
1998. This small change in assets has resulted largely from the increases in cash and cash equivalents of $1.5 million, or 87.74% to $3,124,000 at December 31, 1998 from $1,664,000 at
June 30, 1998 and premises and equipment of $1.3 million, or 39.85% to $4,496,000 at December 31, 1998 from $3,215,000 at
June 30, 1998. These increases were primarily offset by a decrease of $2.2 million, or 1.90%, in loans. The increase in premises and equipment represented the completion of the Savings Bank's new branch location in Fountain City, Tennessee.

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

     The Company's stagnant asset growth during the six months ended December 31, 1998 has allowed for a reduction in borrowings with the repayment of advances from the FHLB. FHLB advances declined by $12,000,000 from $26,000,000 at June 30, 1998 to $14,000,000 at December 31, 1998. Total stockholders' equity rose by $42,000, or 0.48%, principally due to the reclassification of unearned employee stock ownership plan ("ESOP") and stock option shares.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Net Income The Company realized a net loss of $335,000 for the three-month period ended December 31, 1998, a decrease from net income of $275,000 for the three-month period ended December 31, 1997. This decrease was primarily the result of an increase in the provision for loan losses of $446,000 coupled with an increase in non-interest expense of $371,000 during the quarter ended December 31, 1998. The Savings Bank's provision for loan losses during the quarter ended December 31, 1998, were due to the effort of management to raise the the amount of allowances for loan losses to a level more consistent with the type of lending conducted and past due loans in the Savings Bank's portfolio. The increase in non-interest expense resulted primarily from the effect of additional personnel costs and occupancy expenses associated with the new branch office, expenses associated with the Company's ESOP, and fees for professional services utilized during the three-month period ended December 31, 1998.

     For the six-month period ended December 31, 1998, the Company realized a net loss of $240,000, a decrease from net income of $566,000 for the six-month period ended December 31, 1997. This decrease was primarily the result of the above mentioned factors along with a decrease in loan fees and service charges of $190,000 during the six-month period ended December 31, 1998. The Savings Bank's loan growth slowed during the six-month period ended December 31, 1998, resulting in substantially less origination fee income. This reduction in loan growth was primarily due to management's efforts to strengthen the portfolio by tightening underwriting standards and collection efforts.

     Interest Income Total interest income for the three-month period ended December 31, 1998 amounted to $2,732,000, an increase of 0.70% from the Company's total interest income of $2,713,000 for the three-month period ended December 31, 1997. During the three-month period ended December 31, 1998 as compared to the three-month period ended December 31, 1997, the Company's interest income on its loan portfolio increased 0.83% from $2,545,000 to $2,566,000; its interest income from its mortgage-backed securities portfolio decreased 26.14% from $88,000 to $65,000; interest income from its investment securities portfolio increased 33.97% from $53,000 to $71,000; and interest income from FHLB stock increased 11.12% from $27,000 to $30,000. The Savings Bank is attempting to increase the overall interest income of the Company by originating additional mortgage loans and consumer loans while also maintaining their investment in investment securities and mortgage-backed securities.

     Interest income increased from $4,817,000 for the six months ended December 31, 1997 to $5,100,000 for the six months ended December 31, 1998, an increase of $283,000 or 5.88%. The Savings Bank has been reinvesting the proceeds from payments on lower yielding mortgage-backed securities into higher yielding mortgage and consumer loans resulting in higher interest income on loans and lower interest income on mortgage-backed securities. Further, the Savings Bank's average yield on its mortgage loan portfolio has remained relatively stable.

     Interest Expense The Savings Bank's interest expense is the interest paid on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense on these funds has increased. The slowing demand for mortgage and consumer lending has also allowed the Savings Bank to repay advances from the FHLB. Interest expense increased from $1,602,000 for the six-month period ended December 31, 1997, to $1,645,000 for the six-month period ended December 31, 1998. The decrease in interest expense on FHLB advances is due to the decrease in the balance of this account, which had primarily been used to fund mortgage and consumer loan demand.
                             10

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Interest expense increased $275,000, or 9.04%, from $3,044,000 for the six-month period ended December 31, 1997 to $3,319,000 for the six-month period ended December 31, 1998. Interest expense on deposits increased 11.39%, or $260,000 while interest expense on FHLB advances decreased 3.80%, or $27,000 for the six-month period ended December 31, 1998. The increase in interest expense on deposits is directly attributable to the growth in deposits experienced over this time period, particularly at the new branch facility in Fountain City, Tennessee.

     Net Interest Income During the three months ended December 31, 1998, net interest income decreased 2.16% to $1,087,000 from $1,111,000 for the three months ended December
31, 1997.   For the six-month period ended December 31, 1998,
net interest income decreased 0.48% to $2,099,000 from $2,109,000 for the six-month period ended December 31, 1997. This decrease was due primarily to the reduction in loan growth by the Savings Bank coupled with the replacement of lower-cost short-term FHLB advances with higher-cost longer-term deposits at the Savings Bank's new branch office in Fountain City.

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

     For the three-month period ended December 31, 1998, the Savings Bank provided $582,000 for loan losses compared to $136,000 during the three-month period ended December 31, 1997. The provision for losses on loans increased from $285,000 for the six months ended December 31, 1997 to $720,000 for the six months ended December 31, 1998. The increase in provision for loan losses for these periods represented management's effort to maintain an adequate reserve against losses given the rapid growth of the overall loan portfolio over the past year. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At December 31, 1998, the Company's allowance for loan losses represented 54.57% of total non-accrual loans and .93% of the outstanding balance of total loans.

     Non-Interest Income Non-interest income for the three-month period ended December 31, 1998 consisted solely of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended December 31, 1998 was $166,000, a decrease of 30.55% from $239,000 for the three-month period ended December 31, 1997. Non-interest income decreased from $542,000 for the six months ended December 31, 1997 to $352,000, a 35.06% decline, for the six months ended December 31, 1998. Non-interest income primarily reflects the demand for loans in the Savings Bank's market area as well as the aggressiveness of management in obtaining these loans.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Non-Interest Expense For the three-month period ended December 31, 1998, as compared to the three-month period ended December 31, 1997, total non-interest expense increased $371,000 from $768,000 to $1,139,000 or 48.31%. Non-interest expense increased from $1,482,000 for the six months ended December 31, 1997 to $2,018,000 for the six months ended December 31, 1998, an increase of $536,000 or 36.17%.

     Total salaries and employee benefits were $384,000 for the three-month period ended December 31, 1998, up $73,000 over the three-month period ended December 31, 1997 level of $311,000. Salaries and employee benefits increased $117,000 from $617,000 for the six months ended December 31, 1997 to $734,000 for the six months ended December 31, 1998. The increase primarily reflects higher salary levels due to the increased number of personnel that has resulted from the overall growth of the Savings Bank and the recently-opened Fountain City branch office.

     Occupancy and equipment expense was $179,000 for the three-month period ended December 31, 1998, up $69,000 from the three-month period ended December 31, 1997. For the six months ended December 31, 1998, occupancy and equipment expenses increased $93,000 as compared to the six months ended December 31, 1997. These increases were primarily due to increased depreciation and maintenance costs associated with the October opening of a new branch office in Fountain City, Tennessee.

     Franchise and other taxes increased $23,000, or 85.19%, to $50,000 for the three-month period ended December 31, 1998 compared to $27,000 for the three-month period ended December 31, 1997. For the six-month period ended December 31, 1998, franchise and other taxes increased $36,000 as compared to the six-month period ended December 31, 1997. This increase is due mainly to the increase in deposits over the past twelve months, which have resulted in a higher assessment level for state taxes.

     The Company recognized a $52,000 expense for the three-month period ended December 31, 1998 and a $104,000 expense for the six-month period ended December 31, 1998 as a result of the release of shares for allocation of the Company's ESOP. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year. As shares are released from collateral, the Company reports compensation expense equal to the current market price of shares and the shares become outstanding.

     Other expenses of $332,000 increased $146,000 over the three-month period ended December 31, 1997 amount of $186,000. For the six-month period ended December 31, 1998, other expenses increased $163,000 as compared to the six-month period ended December 31, 1997. The increase in other expenses is primarily due to increases in legal and consulting fees as well as collection expenses. Consulting fees increased $87,000 for the three-month period ended December 31, 1997 as compared to the three-month period ended December 31, 1997. This increase was due to the employment of Professional Bank Services, Inc., a Louisville, Kentucky consulting firm utilized to assist management in strategic planning and loan review. The increase in legal fees of $21,500 resulted from expenses related to retirement planning and issues related to the construction of the Savings Bank's new office structure in Fountain City. An increase in collection expenses has resulted from management's efforts to strengthen collection efforts in order to reduce non-performing loans.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Income Taxes Income tax expense for the three-month period ended December 31, 1998 was a credit of $133,000 and for the three-month period ended December 31, 1997 was $147,000.
For the six months ended December 31, 1998, income tax expense was a credit of $47,000 compared to an expense of $318,000 for the six months ended December 31, 1997. The changes in income tax expense are a result of changes in net taxable income during the periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of the Savings Bank and does not currently have any material funding commitments. The Company's principal sources of liquidity are cash on hand, payments received on its loan to the Company's ESOP and dividends received from the Savings Bank.
The Savings Bank is subject to various regulatory restrictions on the payment of dividends.

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the month ended December 31, 1998 was 7.60% and its liquidity ratio was 7.00% at December 31, 1997.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $110,658,000 and $97,719,000 at December 31, 1998 and June 30, 1998, respectively.

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $3,124,000 at December 31, 1998 and $1,664,000 at June 30, 1998. The
variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At December 31, 1998, the Savings Bank had $272,000 in commitments to originate loans and $500,000 in commitments to purchase investment securities. At December 31, 1998, the Savings Bank had $42,967,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

     Middlesboro Federal is not aware of any trends or uncertainties that will have or are reasonably expected to have a material effect on the Savings Bank's liquidity or capital resources. The Savings Bank has no current plans for material capital improvements or other capital expenditures that would require more funds than are currently on hand.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                   CUMBERLAND MOUNTAIN BANCSHARES, INC.
                          Middlesboro, Kentucky

                       PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On October 21, 1998, the Registrant held its Annual Meeting of Stockholders for the purpose of electing directors, ratifying auditors and considering the approval of a stock option and incentive plan and a management recognition plan. All matters were approved. The results of the voting at the Annual Meeting were as follows:

PROPOSAL I - ELECTION OF DIRECTORS
     NOMINEE                      VOTES FOR             VOTES WITHHELD

     Barry Litton                  519,527                    0
     Reecie Stagnolia, Jr.         519,527                    0
     Raymond C. Walker             519,527                    0

PROPOSAL II - RATIFICATION OF AUDITORS

     VOTES FOR                    VOTES AGAINST         ABSTENTIONS

      519,527                            0                    0

PROPOSAL III - APPROVAL OF 1998 STOCK OPTION AND INCENTIVE PLAN

VOTES FOR                         VOTES AGAINST         ABSTENTIONS

      362,632                       10,999                3,332

PROPOSAL IV - APPROVAL OF MANAGEMENT RECOGNITION PLAN

VOTES FOR                         VOTES AGAINST         ABSTENTIONS

      361,033                       14,331                1,599


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a)  Exhibit 27 - Financial Data Schedule (EDGAR only)

          (b)  Reports on Form 8-K.  During the quarter ended
December 31, 1998, the registrant did not file any reports on Form 8-K.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Cumberland Mountain Bancshares, Inc.



Date: February 16, 1999    By: /s/ James J. Shoffner
                               -------------------------------
                               James J. Shoffner
                               President
                               (Duly authorized representative)