Form 10QSB
period 1999-03-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1999-05-12
CIK 1029093

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1999
                                                  --------------

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ACT
                   From the transition period from ____________
                   to    __________________

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


               APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 1999, there were 678,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  [ ]     No  [X]

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   FORM 10-QSB   March 31, 1999

                             INDEX


                                                            Page
                                                            ----

Part I - Financial Information
         ---------------------
     Item 1.   Financial Statements
        Consolidated Statement of Financial Condition
         March 31, 1999 and June 30, 1998                      2
        Consolidated Statements of Income
         Nine Months Ended March 31, 1999 and 1998             3
        Consolidated Statements of Stockholders' Equity
         Nine Months Ended March 31, 1999                      4
        Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 1999 and 1998           5-6
        Notes to the Consolidated Financial Statements       7-8

     Item 2.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 9-16

Part II - Other Information                                   17
          -----------------

Signatures                                                    18

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                      Middlesboro, Kentucky

         CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (Amounts in thousands)
               March 31, 1999 and June 30, 1998


                            ASSETS
                            ------

                                                   March 31,        June 30,
                                                     1999             1998
                                                 ------------    ------------
Cash and cash equivalents                         $    789        $  1,664
Investment securities, held-to-maturity                 --               7
Investment securities available-for-sale, at
  market value                                       3,368           3,398
Other investments, at market value                     195             303
Mortgage-backed securities available-for-sale,
  at market value                                    3,963           5,578
Loans, net of allowance for loan losses of
  $978,000 at March 31, 1999 and
  $798,000 at June 30, 1998                        112,665         118,061
Accrued interest receivable                            934             985
Real estate held for investment                      1,661             620
Repossessed real estate                                 60             100
Federal Home Loan Bank (FHLB) stock, at cost         1,779           1,688
Premises and equipment, net                          4,460           3,215
Prepaid expenses and other assets                      589             287
                                                  --------       ---------
                    TOTAL ASSETS                  $130,463       $ 135,906
                                                  ========       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Deposits                                          $107,933       $  97,719
Advances from FHLB                                  10,000          26,000
Notes payable                                        1,734           1,748
Accrued interest payable                               976             283
Other liabilities                                      778           1,395
                                                  --------       ---------
     Total liabilities                             121,421         127,145
                                                  --------       ---------

Common stock, $0.01 per value, 8,000,000 shares
  authorized, 678,800 shares issued and
  outstanding                                            7               7
Additional paid-in capital                           5,581           5,542
Retained earnings                                    4,798           4,845
Unearned ESOP shares                                  (869)         (1,553)
Unearned Stock Option shares                          (413)             --
Net unrealized loss on investment securities
 available-for-sale, net of deferred tax               (62)            (80)
                                                  --------       ---------
     Total stockholders' equity                      9,042           8,761
                                                  --------       ---------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $130,463       $ 135,906
                                                  ========       =========

The accompanying notes are an integral part of these financial statements.

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                       Middlesboro, Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME
            (Amounts in thousands, except per share data)

                                                       Three Months              Nine Months
                                                      Ended March 31,          Ended March 31,
                                                    -------------------     -------------------
                                                     1999        1998        1999        1998
                                                    -------     -------     -------     -------
INTEREST INCOME
   Investment securities                            $    61     $    52     $   176     $   162
   Mortgage-backed securities                            61          88         203         270
   Loans                                              2,442       2,625       7,542       7,442
   FHLB stock                                            30          33          91          77
                                                    -------     -------     -------     -------
      Total interest income                           2,594       2,798       8,012       7,951

INTEREST EXPENSE
   Deposits                                           1,321       1,161       3,864       3,444
   FHLB advances                                        185         465         869       1,176
   Other borrowed money                                  34          17         126          67
                                                    -------     -------     -------     -------
      Total interest expense                          1,540       1,643       4,859       4,687

NET INTEREST INCOME                                   1,054       1,155       3,153       3,264

PROVISION FOR LOAN LOSSES                                87         605         807         809
                                                    -------     -------     -------     -------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       967         550       2,346       2,374
                                                    -------     -------     -------     -------

NON-INTEREST INCOME
   Loan fees and service charges                        233         207         571         729
   Gains (losses) on sales of investment
     securities                                          --          42          24          42
   Gains (losses) on sales of repossessed assets         (9)         (1)        (19)         19
   Gain (losses) on sale of real estate held
      for investment                                     26          40          26          40
   Other                                                 51          --          51          --
                                                    -------     -------     -------     -------
      Total non-interest income                         301         288         653         830
                                                    -------     -------     -------     -------
NET INTEREST AND NON-INTEREST INCOME                  1,268         838       2,999       3,204
                                                    -------     -------     -------     -------
NON-INTEREST EXPENSE
   Salaries and employee benefits                       380         356       1,114         973
   Data processing fees                                  67          79         186         189
   SAIF deposit insurance premiums                       22          14          65          54
   Occupancy and equipment expense                      139         101         423         292
   Franchise and other taxes                             43          46         129          96
   Marketing and other professional services             41          31         155         134
   ESOP expense                                          52          --         156          --
   Other                                                229         236         763         607
                                                    -------     -------     -------     -------
      Total non-interest expense                        973         863       2,991       2,345
                                                    -------     -------     -------     -------
INCOME BEFORE INCOME TAX EXPENSE                        295         (25)          8         859

INCOME TAX EXPENSE                                      102          (8)         55         310
                                                    -------     -------     -------     -------
NET INCOME                                          $   193     $   (17)    $   (47)    $   549
                                                    =======     =======     =======     =======
PER SHARE OF COMMON STOCK:
   Earnings (basic)                                 $ 0.2840   $(0.0290)    $(0.0690)  $0.9310
                                                    ========   =========    ========   =======
   Earnings (dilutive)                              $(0.2775)  $(0.0290)    $(0.0676)  $0.9310
                                                    ========    =======     ========   =======

   Dividends                                        $     --     $   --     $     --   $    --
                                                    ========    =======     ========   =======

The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)

                                                                       Unrealized
                                                                         Loss on
                                                                       Investment                Unearned
                                               Additional              Securities     Unearned    Stock
                                    Common      Paid-In     Retained   Available-      ESOP       Option
                                     Stock      Capital     Earnings     for Sale      Shares     Shares    Total
                                    -------    ---------    --------   -----------    --------   --------   -----

Balance at June 30, 1998            $     7     $ 5,542      $ 4,845     $   (80)      $(1,553)   $   --   $ 8,761

Net income for the nine month
  period ended March 31, 1999         --          --             (47)         --            --        --       (47)

Common stock issued                      --          --           --          --            --        --        --

ESOP shares transferred                  --          --           --          --           605        --       605

ESOP shares earned                       --          39           --          --            79        --       118

Stock Option shares transferred          --          --           --          --            --      (413)     (413)

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  March 31, 1999, net of
  deferred tax                           --          --           --          18           --         --        18
                                    -------     -------      -------     -------      -------     -------   ------
Balance at March 31, 1999           $     7     $ 5,581      $ 4,798     $   (62)     $  (869)    $  (413)  $9,042
                                    =======     =======      =======     =======      =======     =======   ======

The accompanying notes are an integral part of these financial statements

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                       Nine Months Ended March 31,

                                                        1999         1998
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    (47)    $    549
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                           252           118
    Amortization and accretion                               9           15
    FHLB stock dividend                                    (91)         (77)
    Provision for loan losses                              807          890
    (Gains) losses on sales of investment securities       (24)          42
    (Gains) losses on sales of other real estate            19          (19)
    (Gains) losses on sales of real estate held
      for investment                                       (26)         (40)
    Changes in assets and liabilities:
      Accrued interest receivable                           51         (213)
      Prepaid expenses and other assets                   (302)        (383)
      Accrued interest payable                               2          156
      Other liabilities                                   (617)         (58)
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                       724        1,333
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                   --       (1,059)
  Principal collected on investment securities
    held to maturity                                         7            3
  Purchases of investment securities available-
    for-sale                                            (3,000)        (999)
  Proceeds on maturities of investment securities
    available-for-sale                                   3,000        1,571
  Purchases of other investments                            --         (356)
  Proceeds on sales of other investments                   390          486
  Principal collected on mortgage-backed securities      1,649          901
   Purchase of mortgage-backed securities
    available-for-sale                                                 (510)
  Purchase of real estate held for investment           (1,266)        (619)
  Proceeds from sales of real estate held for
    investment                                             245          321
  Net (increase) decrease in repossessed real estate        40           --
  Proceeds from the sale of loans                          975        2,776
  Net (increase) decrease in purchased loans               203          261
  Net (increase) decrease in loans exclusive
    of loans purchased                                   3,475      (25,223)
  Purchases of premises and equipment                   (1,497)      (1,059)
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                     4,201      (23,516)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   10,214        6,533
  Net increase (decrease) in advances from FHLB        (16,000)      17,500
  Net increase (decrease) in other borrowings              (14)          15
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                          (5,800)      24,048

The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                        Nine Months Ended March 31,

                                                        1999         1998
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            (875)       1,865

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,664          699
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   789      $ 2,564
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                        $ 1,472      $ 1,386
                                                      =======      =======
      Income taxes                                   $     --      $   396
                                                      =======      =======
  Loans transferred to other real estate during
    the period                                        $   231      $   343
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $   (18)     $   (69)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

           CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1999
                        (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies that affect the significant elements of the financial statements are summarized below:

     BASIS OF PRESENTATION AND ORGANIZATION: The accompanying -------------------------------------- unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the nine months ended March 31, 1999 and 1998.

     Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

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

     CASH AND CASH EQUIVALENTS:  The interest-bearing and
     ------------------------- noninterest-bearing components of cash and cash equivalents are as follows:

                                       March 31,
                                         1999
                                       --------

            Interest bearing            $  295
            Non-interest bearing           494
                                        ------
                                        $  789
                                        ======

           CUMBERLAND MOUNTAIN BANCSHARES, INC.
                  Middlesboro, Kentucky

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999
                         (UNAUDITED)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                           March 31,
                                             1999
                                           --------

      Balance, beginning of year            $   798
      Provision for loan losses                 807
      Charge-offs, net of recoveries           (627)
                                            -------
      Balance, December 31, 1998            $   978
                                            =======

NOTE 3 - NONACCRUAL LOANS

     Nonaccrual loans is as follows (amounts in thousands):

                                            March 31,  June 30,
                                              1999      1998
                                            --------  --------
Construction Mortgage Loans                  $    -    $    -
Permanent Mortgage Loans, Secured by:
  1-4 Dwelling Units                            843     1,031
  5 or More Dwellng Units                         -         -
  Nonresidential Property (Except Land)          32       572
  Land                                            -       126
Nonmortgage Loans and Leases, Closed End:
  Commercial                                    225         -
  Auto                                           34         -
  Other Consumer                                118         -
                                             ------    ------
                                             $1,253    $1,729
                                             ======    ======

              CUMBERLAND MOUNTAIN BANCSHARES, INC.
                      Middlesboro, Kentucky

             MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     The principal business of Cumberland Mountain Bancshares, Inc. (the "Company") is that of Middlesboro Federal Bank, FSB (the "Savings Bank" or "Middlesboro Federal"). The principal business of the Savings Bank consists of accepting deposits from the general public and investing these funds in loans secured by one-to-four family owner-occupied residential properties in the Savings Bank's primary market area. The Savings Bank also maintains an investment portfolio which includes Federal Home Loan Bank ("FHLB") stock, Government Agency-issued bonds and mortgage-backed securities, and other investments.

YEAR 2000 PLANNING

         Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. Subsequent to fiscal year end, the Company converted its mission-critical processing systems to a new system, which is Year 2000 compliant and is fully tested and fully certified. The Company has substantially completed testing of systems provided by third party providers. It estimates that the additional costs associated with resolving all Year 2000 problems (other than the costs associated with the new processing system) will not exceed $100,000. Since the decision to convert to a new processing system was not related to Year 2000 compliance, the costs of such system (approximately $450,000) has been capitalized. The Company has developed a contingency plan to address the potential failure of the Company's efforts (or the efforts of third parties on whom the Company relies) to fully address the Year 2000 problem. The contingency plan if mission critical systems fail on January 1, 2000 is to revert to a manual processing system until which time that systems can be modified or new systems put in place. Staff will be trained in December 1999 on the manual backup procedures and written procedures and required forms will be available in the appropriate work areas. The Company has also identified certain non-technological systems, such as its HVAC and alarm systems, which have embedded technology that could be affected by the Year 2000 problem and has begun the process of testing and/or determining what efforts are required to make such systems Year 2000 compliant. The Year 2000 project team has identified and contacted all vendors of such equipment and have been assured within a reasonable comfort level that such systems will continue to function beyond the Year 2000.

FINANCIAL CONDITION

         Total assets of the Company have decreased 4.01% from $135,906,000 at June 30, 1998 to $130,463,000 at March 31, 1999.
This decline in assets has resulted primarily from the decrease in loans of $5.4 million, or 4.57% to $112,665,000 at March 31, 1999 from $118,061,000 at June 30, 1998. This decrease in loans was primarily the result of higher loan prepayments coupled with a decline in loan originations due to increased competition from secondary market originators.

         Management is continually attempting to grow the loan portfolio while at the same time limiting the credit risk and improving the rate sensitivity of the Savings Bank's interest-earning assets. While the Savings Bank's primary emphasis continues to be the origination of one to four family adjustable rate mortgage loans secured by properties in its primary market area, the Savings Bank will, from time to time, invest excess funds in investment securities and mortgage-backed securities with adjustable rates or terms to maturity of seven years or less.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION (CONTINUED)

     The Company's allowed for a reduction in borrowings with the repayment of advances from the FHLB. FHLB advances declined by $16,000,000 from $26,000,000 at June 30, 1998 to $10,000,000 at March 31, 1999. Total stockholders' equity rose by $281,000, or 3.21%, principally due to the reclassification of unearned employee stock ownership plan ("ESOP") and stock option shares.

RESULTS OF OPERATIONS

     Net Income The Company realized net income of $193,000 for the three-month period ended March 31, 1999. This compared to a net loss of $17,000 for the three-month period ended March 31, 1998. This increase in net income was primarily the result of a decrease in the provision for loan losses of $518,000 from $605,000 for the three-month period ended March 31, 1998 to $87,000 for the three-month period ended March 31, 1999. The Savings Bank's higher provision for loan losses during the quarter ended March 31, 1998, was due to the effort of management to raise the amount of allowances for loan losses to a level more consistent with the type of lending conducted and past due loans in the Savings Bank's portfolio.

     For the nine-month period ended March 31, 1999, the Company realized a net loss of $47,000, a decrease from net income of $549,000 for the nine-month period ended March 31, 1998. This decrease was primarily the result of a decrease in loan fees and service charges of $158,000 during the nine-month period ended March 31, 1999 combined with an increase of $646,000 in non-interest expense during this same period. The Savings Bank's loan growth has slowed during the nine-month period ended March 31, 1999, resulting in substantially less origination fee income. This reduction in loan growth was primarily due to management's efforts to strengthen the portfolio by tightening underwriting standards and collection efforts as well as increased competition from secondary market originators.

     Interest Income Total interest income for the three-month period ended March 31, 1999 amounted to $2,594,000, a decrease of 7.29% from the Company's total interest income of $2,798,000 for the three-month period ended March 31, 1998. During the three-month period ended March 31, 1999 as compared to the three-month period ended March 31, 1998, the Company's interest income on its loan portfolio decreased 6.98% from $2,625,000 to $2,442,000; its interest income from its mortgage-backed securities portfolio decreased 30.69% from $88,000 to $61,000; interest income from its investment securities portfolio increased 17.31% from $52,000 to $61,000; and interest income from FHLB stock decreased 9.09% from $33,000 to $30,000. The Savings Bank is attempting to increase the overall interest income of the Company by originating additional mortgage loans and consumer loans while also maintaining its investment in investment securities and mortgage-backed securities.

     Interest income increased from $7,951,000 for the nine months ended March 31, 1998 to $8,012,000 for the nine months ended March 31, 1999, an increase of $61,000 or 0.77%. The Savings Bank has been reinvesting the proceeds from payments on lower yielding mortgage-backed securities into higher yielding mortgage and consumer loans resulting in higher interest income on loans and lower interest income on mortgage-backed securities. Further, the Savings Bank's average yield on its mortgage loan portfolio has remained relatively stable.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Interest Expense The Savings Bank's interest expense is the interest paid on its deposits and borrowings. As the Savings Bank has been attracting more deposit funds, interest expense on these funds has increased. The slowing demand for mortgage and consumer lending has also allowed the Savings Bank to repay advances from the FHLB. Interest expense decreased from $1,643,000 for the three-month period ended March 31, 1998, to $1,540,000 for the three-month period ended March 31, 1999. The decrease in interest expense on FHLB advances is due to the decrease in the balance of this account, which had primarily been used to fund mortgage and consumer loan demand.

     Interest expense increased $172,000, or 3.67%, from $4,687,000 for the nine-month period ended March 31, 1998 to $4,859,000 for the nine-month period ended March 31, 1999. Interest expense on deposits increased 12.20%, or $420,000 while interest expense on FHLB advances decreased 26.11%, or $307,000 for the nine-month period ended March 31, 1999. The increase in interest expense on deposits is directly attributable to the growth in deposits experienced over this time period, particularly at the new branch facility in Fountain City, Tennessee.

     Net Interest Income During the three months ended March 31, 1999, net interest income decreased 8.75% to $1,054,000 from $1,155,000 for the three months ended March 31,
1998.   For the nine-month period ended March 31, 1999, net
interest income decreased 3.40% to $3,153,000 from $3,264,000 for the nine-month period ended March 31, 1998. This decrease was due primarily to the reduction in loan growth by the Savings Bank coupled with the replacement of lower-cost short-term FHLB advances with higher-cost longer-term deposits at the Savings Bank's new branch office in Fountain City.

     Provision for Loan Losses Provisions for loan losses are charged to earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by Middlesboro Federal, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

     For the three-month period ended March 31, 1999, the Savings Bank provided $87,000 for loan losses compared to $605,000 during the three-month period ended March 31, 1998.
The provision for losses on loans decreased from $890,000 for the nine months ended March 31, 1998 to $807,000 for the nine months ended March 31, 1999. The provision for loan loss amounts represent management's effort to maintain an adequate reserve against losses. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At March 31, 1999, the Company's allowance for loan losses represented 78.06% of total non-accrual loans and .86% of the outstanding balance of total loans.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Non-Interest Income Non-interest income for the three-month period ended March 31, 1999 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended March 31, 1999 was $301,000, an increase of 4.52% from $288,000 for the three-month period ended March 31, 1998. Included in non-interest income for the three-month period ended March 31, 1999 is a $26,000 gain on the sale of real estate held for development and a $51,000 fee required to be paid by an officer of the Company in an amount equal to his profit on the sale of shares of Common Stock such officer acquired in excess of regulatory limitations.

     Non-interest income decreased from $830,000 for the nine months ended March 31, 1999 to $653,000, a 21.33% decline, for the nine months ended March 31, 1999. Non-interest income primarily reflects the demand for loans in the Savings Bank's market area as well as the aggressiveness of management in obtaining these loans.

     Non-Interest Expense For the three-month period ended March 31, 1999, as compared to the three-month period ended March 31, 1998, total non-interest expense increased $110,000 from $863,000 to $973,000 or 12.75%. Non-interest expense increased from $2,345,000 for the nine months ended March 31, 1998 to $2,991,000 for the nine months ended March 31, 1999, an increase of $646,000 or 27.55%.

     Total salaries and employee benefits were $380,000 for the three-month period ended March 31, 1999, up $24,000 over the three-month period ended March 31, 1998 level of $356,000. Salaries and employee benefits increased $141,000 from $973,000 for the nine months ended March 31, 1998 to $1,114,000 for the nine months ended March 31, 1999. The increase primarily reflects higher salary levels due to the increased number of personnel that has resulted from the recently opened Fountain City branch office.

     Occupancy and equipment expense was $139,000 for the three-month period ended March 31, 1999, up $38,000 from the three-month period ended March 31, 1998. For the nine months ended March 31, 1999, occupancy and equipment expenses increased $131,000 as compared to the nine months ended March 31, 1998. These increases were primarily due to increased depreciation and maintenance costs associated with the October 1998 opening of a new branch office in Fountain City, Tennessee.

     Franchise and other taxes increased $33,000, or 34.38%, to $129,000 for the nine-month period ended March 31, 1999, compared to $96,000 for the nine-month period ended March 31, 1998. This increase is due mainly to the increase in deposits over the past twelve months, which have resulted in a higher assessment level for state taxes.

     The Company recognized a $52,000 expense for the three-month period ended March 31, 1999 and a $156,000 expense for the nine-month period ended March 31, 1999 as a result of the release of shares for allocation of the Company's ESOP. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year. As shares are released from collateral, the Company reports compensation expense equal to the current market price of shares and the shares become outstanding.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS (CONTINUED)

     Other expenses of $229,000 decreased $7,000 over the three-month period ended March 31, 1998 amount of $236,000. For the nine-month period ended March 31, 1999, other expenses increased $156,000 as compared to the nine-month period ended March 31, 1998. The increase in other expenses for the nine-month period ending March 31, 1999, is primarily due to increases in legal and consulting fees as well as collection expenses. Consulting fees increased $106,000 for the nine-month period ended March 31, 1999 as compared to the nine-month period ended March 31, 1998. This increase was primarily due to the employment of Professional Bank Services, Inc., a Louisville, Kentucky consulting firm utilized to assist management in strategic planning and loan review. An increase in collection expenses has resulted from management's efforts to strengthen collection efforts in order to reduce non-performing loans.

     Income Taxes Income tax expense for the three-month period ended March 31, 1999 was $102,000 compared to a credit of $8,000 for the three-month period ended March 31, 1998. For the nine months ended March 31, 1999, income tax expense decreased $255,000 to $55,000 compared to $310,000 for the nine months ended March 31, 1998. The changes in income tax expense are a result of changes in net taxable income during the periods.

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

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the quarter ended March 31, 1999 was 5.96% and its liquidity ratio was 6.41% at March 31, 1998.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Bank's lending and investment activities. Deposits were $107,933,000 and $97,719,000 at March 31, 1999 and June 30, 1998, respectively.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $789,000 at March 31, 1999 and $1,664,000 at June 30, 1998. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At March 31, 1999, the Savings Bank had $2,495,000 in commitments to originate loans. At March 31, 1999, the Savings Bank had $64,150,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS



NEW ACCOUNTING PRONOUNCEMENTS

     Disclosures About Fair Value of Financial Instruments.
     -----------------------------------------------------
In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosure
About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

     Accounting By Creditors For Impairment of a Loan.  During
     ------------------------------------------------
May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114, as amended by SFAS No. 118, occurred on June 30, 1996, and it did not have a material impact on the financial statements.

     Earnings Per Share. In February 1997, the FASB issued SFAS ------------------ No. 128 which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share are computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997.

     Comprehensive Income. In June, 1997, the FASB issued SFAS -------------------- No. 130, "Reporting Comprehensive
Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS



NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

    Disclosures about Segments of an Enterprise and Related
    -------------------------------------------------------
Information. In June, 1997, the FASB issued SFAS No. 131, ----------- "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the adoption of this accounting statement will have a material impact on its financial statements.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

           PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.  During the quarter ended
              ------------------- March 31, 1999, the registrant
did not file any reports on Form 8-K.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Cumberland Mountain Bancshares, Inc.



                          By: /s/ James J. Shoffner
                              ---------------------------
                              James J. Shoffner
                              President


Date:  May 12, 1999