Form 10KSB40
period 1999-06-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1999-09-28
CIK 1029093

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                          Commission File No. 0-22287

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
          ----------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)


          Tennessee                                            31-1499488
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1431 Cumberland Avenue, Middlesboro, Kentucky                    40965
---------------------------------------------               --------------
  (Address of principal executive offices)                    (Zip Code)

        Issuer's telephone number, including area code  (606) 248-4584
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

     Check whether the issuer: (l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2)
has been subject to such filing requirements for the past 90 days.  YES   X
                                                                        ------
NO _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $11.5 million.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($8.375 per share), was approximately $4.8 million as of July 31, 1999. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of July 31, 1999, there were issued and outstanding 678,800 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format (check one):  YES __  NO  X
                                                                            ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III)

                                     PART I

Item 1.  Description of Business
--------------------------------

     Cumberland Mountain Bancshares, Inc. Cumberland Mountain Bancshares, Inc. (the "Company") is the holding company for Middlesboro Federal Bank, Federal Savings Bank ("Middlesboro Federal" or the "Bank"). The Company was organized on December 13, 1996 at the direction of the Board of Directors of the Bank for the purpose of holding all of the capital stock of the Bank. On March 31, 1997, the Company completed its initial public offering. A total of 439,731 shares were sold in a subscription offering in connection with the conversion of Cumberland Mountain Bancshares, M.H.C. (the "Mutual Holding Company") from mutual to stock form and the reorganization of the Bank as a subsidiary of the Company (collectively, the "Conversion and Reorganization"). An additional 239,069 shares were issued to the public stockholders of the Bank in exchange for their shares of the common stock of the Bank. Shares of the common stock of the Bank that had been held by the Mutual Holding Company were canceled. The Company has no significant assets other than all of the outstanding shares of the Bank, and the portion of the net proceeds from the offering retained by the Company, and the Company has no significant liabilities other than the debt incurred by the Company's Employee Stock Ownership Plan. Management of the Company and the Bank are substantially similar and the Company neither owns nor leases any property, but instead uses the premises, equipment and furniture of the Bank.

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

     Middlesboro Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located in the counties where its offices are located. Such loans amounted to $65 million, or 56.2%, of Middlesboro Federal's total loan portfolio (before net items). At June 30, 1999, Middlesboro Federal held $19 million in commercial real estate loans at that date, representing 16.3% of total loans (before net items). The other significant areas of lending activity by Middlesboro Federal are multi-family real estate loans, construction loans, commercial business loans and consumer loans which, as of June 30, 1999, represented $2 million, or 2%, $6 million, or 5.6%, $11 million, or 9.1%, and $12 million, or 10.8%, respectively, of Middlesboro Federal's total loan portfolio. Middlesboro Federal also makes substantial investments in United States Treasury and federal government obligations and mortgage-backed securities which are insured by federal agencies. As of June 30, 1999, the carrying value of U.S. Treasury and government agency securities was $3.3 million and the carrying value of its mortgage-backed securities portfolio, was $3.6 million.

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

Lending Activities

     General. The Bank's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market area. At June 30, 1999, one- to four-family mortgage loans comprised $65 million, or 56.2%, of the Bank's gross loan portfolio. To a lesser extent, the Bank originates construction loans, multi-family residential and commercial real estate loans and has purchased whole loans and loan participations to supplement its originations. The Bank also originates secured and unsecured commercial and consumer loans.

     During recent years, the Bank has expanded the loan portfolio by emphasizing originations in its primary market areas of Bell and Harlan Counties, Kentucky and Claiborne, Knox and Union counties in Tennessee. Management has also sought to diversify the loan portfolio through increased origination of commercial mortgages and commercial loans. A significant portion of the Bank's loan growth in recent years has involved loans secured by properties in Knox County, Tennessee. Middlesboro Federal estimates that at June 30, 1999 its portfolio included approximately $47.7 million in loans secured by properties in Knox County. Reflecting its prior strategy of supplementing local originations with loan purchases from other parts of Kentucky, the Bank's loan portfolio at June 30, 1999 also included approximately $3.0 million in purchased mortgages secured by properties in Central Kentucky in the Lexington area.

     Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                                      At June 30,
                                                                    -----------------------------------------------
                                                                          1999                         1998
                                                                    -------------------          ------------------
                                                                    Amount         %              Amount        %
                                                                    -------       -----          -------     ------
                                                                                  (Dollars in thousands)
Mortgage Loans:
   One- to four-family............................................  $ 64,825      56.16%         $ 68,328      57.04%
   Multi-family...................................................     2,350       2.04             2,421       2.02
   Commercial.....................................................    18,837      16.32            19,442      16.23
Construction:
   One- to four-family............................................     4,639       4.02             1,393       1.16
   Multi-family and commercial....................................     1,832       1.59               884       0.74
Commercial........................................................    10,536       9.13            10,682       8.92
Consumer loans:
   Savings account................................................     1,868       1.61             2,059       1.72
   Automobile.....................................................     4,482       3.88             5,683       4.74
   Credit card....................................................       644       0.55               591       0.49
   Other..........................................................     5,424       4.70             8,314       6.94
                                                                    --------     ------          --------     ------
        Total loans...............................................   115,437     100.00%          119,797     100.00%
                                                                                 ======                       ======

Less:
   Loans in process...............................................    (2,248)                        (913)
   Discounts......................................................        (1)                         (25)
   Allowance for loan losses......................................    (1,576)                        (798)
                                                                    --------                     --------
        Total.....................................................  $111,612                     $118,061
                                                                    ========                     ========

     Loan Maturity Schedule. The following table sets forth certain information at June 30, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                                            Due after
                                                       Due during           1 through          Due after
                                                     the year ending      5 years after      5 years after
                                                      June 30, 2000       June 30, 2000      June 30, 2000     Total
                                                     ---------------      -------------      -------------    -------
                                                                                   (In thousands)
Real estate mortgage loans..........................     $20,531              $41,158             $22,762      $ 84,451
Construction........................................       5,386                   --                  --         5,386
Commercial..........................................       5,456                1,966                 671         8,093
Consumer loans......................................       7,904                7,793               1,810        17,507
                                                         -------              -------             -------      --------
     Total..........................................     $39,277              $50,917             $25,243      $115,437
                                                         =======              =======             =======      ========

     The next table sets forth at June 30, 1999 the dollar amount of all loans due one year or more after June 30, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                      Predetermined               Floating or
                                                                          Rates                 Adjustable Rates
                                                                      -------------             ----------------
                                                                                  (In thousands)
Real estate mortgage loans.........................................      $16,178                    $47,742
Construction:......................................................           --                         --
Commercial.........................................................        1,034                      1,602
Consumer loans.....................................................        8,655                        948
                                                                         -------                    -------
     Total.........................................................      $25,867                    $50,292
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

     One- to Four-Family Real Estate Loans. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 1999, $65 million, or 56.2%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties of which $45 million, or approximately 69.4% carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $95,000.

     The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate mortgage loans are originated for terms of up to 15 or 20 years. ARMs are originated for terms of up to 30 years. The Bank's one and three-year ARMs have interest rates that adjust every one and three years, respectively, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively, adjusted to a constant maturity. The current margin is three percentage points. Substantially all loans originated by the Bank are retained in the Bank's loan portfolio. At June 30, 1999, 77.7% of the Bank's loans had remaining terms to maturity of 5 years or less.

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

     Second Mortgages and Home Equity Lines of Credit. The Bank also originates second mortgage loans and home equity lines of credit exclusively for its existing one- to four-family first mortgage customers. At June 30, 1999, $630,000, or 0.55%, of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Second mortgages and home equity lines of credit are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens. Generally, the minimum loan amount for a second mortgage is $5,000. Home equity lines of credit permit borrowers to borrow up to a pre-established limit during the five year term of the line of credit. Payments of interest only are required during the term with a balloon payment of all outstanding principal due at maturity. Home equity lines of credit are underwritten on a variable-rate basis indexed to the prime rate plus an increment.

     Commercial and Multi-Family Residential Real Estate Loans. At June 30, 1999, loans secured by commercial real estate and multi-family residential real estate properties totaled $18.8 million and $2.4 million, respectively, and represented 16.32% and 2.04%, respectively of the Bank's loan portfolio. Commercial real estate loans are secured by churches, motels, office buildings, retail stores, small shopping centers and other non-residential property. At June 30, 1999, the Bank's largest outstanding commercial real estate loan was an $1.1 million loan secured by hardware and building supply properties. The Bank's multi-family residential real estate loans are secured by residential property with up to 24 units. Substantially all of the Bank's commercial and multi-family residential and commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 1999.

     Commercial and multi-family residential real estate loans generally have terms of up to 15 years and are underwritten on either a fixed or adjustable-rate basis. Commercial and multi-family real estate loans are fully amortizing over the term of the loan. Adjustable-rate commercial and multi-family mortgages are indexed to the prime rate and adjust on a monthly or annual basis. Loan-to-value ratios may not exceed 75% of the appraised value of the underlying property. Commercial real estate loans which are secured by raw land are limited to a maximum loan-to-value ratio of 65%. It is the Bank's policy to obtain personal guarantees from all principals obtaining commercial and multi-family real estate loans. In assessing the value of such guarantees, the Bank reviews the individuals' personal financial statements, credit reports, tax returns and other financial information. Generally, the Bank also obtains a security interest in any related personal property and a standby assignment of rents and leases.

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

     With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 1999, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.6 million. Pursuant to OTS regulations, an institution may make loans in excess of its lending limit up to an amount not to exceed the lesser of $30.0 million, or 30%, of its unimpaired capital and surplus to finance the development of residential housing units provided certain requirements are satisfied. At June 30, 1999, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $1.0 million and consisted of four loans including loans to purchase a business. The largest single loan outstanding was an $1.1 million loan secured by hardware and building supply properties.

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

     Loan proceeds are disbursed during the construction phase (a maximum of 180 days) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 1999, $6.5 million, or 5.61%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately half of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

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

     Commercial Loans. At June 30, 1999, the Bank had $10.5 million in commercial business loans which represented 9.13% of the Bank's gross loan portfolio. Under recent amendments to the Home Owners' Loan Act ("HOLA"), the Bank is permitted to invest up to 20% of its assets in commercial loans provided that amounts in excess of 10% are small business loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. On a very limited basis, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. Commercial business loans usually carry a floating rate set at an increment over the prime rate and generally are underwritten for a maximum of 15 years. Such loans are structured as term loans.

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

     Consumer Loans. The Bank's consumer loans consist primarily of loans secured by deposit accounts, automobile loans, unsecured personal loans and credit cards, which represented 1.61%, 3.88%, 4.70% and 0.55% of its total loan portfolio, respectively, at June 30, 1999. The Bank also makes boat loans and home improvement loans pursuant to its consumer lending authority. The Bank has recently emphasized consumer lending because of the higher yields on such loans.

     The Bank makes deposit account loans up to 80% of the depositor's account balance. The interest rate is normally 2.0% above the rate paid on the account and the account must be pledged as collateral to secure the loan. Savings account loans are secured by demand notes and interest is due on a semi-annual basis. The Bank's automobile loans are generally underwritten in amount of up to 100% of the lesser of the purchase price of the automobile or the loan value as published by the National Automobile Dealers Association. The terms of such loans do not exceed 60 months and vary depending on the age of the vehicle securing the loan. The Bank requires the borrower to insure the automobile under a policy listing the Bank as loss payee. Boat loans are made up to a maximum of $60,000. The maximum term of a boat loan is 60 months and will vary depending on the age of the collateral. The Bank also makes unsecured personal loans of up to $25,000. The terms of such loans do not exceed 60 months. Beginning in November 1995, the Bank began to offer VISA(R), MasterCard(R) and VISA Gold(R) cards to qualified customers. Processing of the Bank's credit cards is done by an unaffiliated third party which receives a fee for such services. Equipment loans are made in amounts of up to 100% of the purchase price and have a maximum term of 60 months depending on the age of the equipment.

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

     In prior years, the Bank regularly purchased loans to supplement lending opportunities in its immediate market area. Such loan purchases generally involved residential mortgages originated by a mortgage broker located in Lexington, Kentucky. Loan purchases have decreased in recent years due to the increased emphasis on loan originations in its primary market area. At June 30, 1999, the Bank's loan portfolio included approximately $3.0 million in purchased mortgages secured by residential properties in the Lexington area. All of such loans are serviced by the originating broker.

     Generally, the purchase of participations and whole loans involves the same risks as would the origination of the same types of loans as well as the additional risks related to the Bank's lower level of control over the origination and subsequent administration of the loans. The Bank has sought to minimize such risks by employing more stringent underwriting standards in its underwriting of purchased loans than required by its loan policy for loans originated by the Bank. The Bank has never had to charge off any of its purchased loans. At June 30, 1999, all of the Bank's purchased loans were performing in accordance with their terms.

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

                                                                                            At June 30,
                                                                                    ---------------------------
                                                                                       1999             1998
                                                                                    ----------       ----------
                                                                                          (In thousands)
Loans accounted for on a nonaccrual basis: (1)
  Real estate mortgage loans:
     Residential..................................................................      $  872           $1,729
     Nonresidential...............................................................          32               --
  Construction....................................................................          --               --
  Commercial......................................................................         258               --
  Consumer........................................................................         366               --
                                                                                        ------           ------
        Total.....................................................................      $1,528           $1,729
                                                                                        ======           ======

Accruing loans which are contractually
   past due 90 days or more:
  Real estate mortgage loans:
     Residential..................................................................      $   --           $   --
     Nonresidential...............................................................          --               --
  Construction....................................................................          --               --
  Commercial......................................................................          --               --
  Consumer........................................................................          --               71
                                                                                        ------           ------
        Total.....................................................................      $   --           $   71
                                                                                        ======           ======

        Total nonperforming loans.................................................      $1,528           $1,800
                                                                                        ======           ======
Percentage of total loans.........................................................        1.32%            1.50%
                                                                                        ======           ======
Other nonperforming assets........................................................      $   --           $   --
                                                                                        ======           ======

_______________

(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

     During the year ended June 30, 1999, gross interest income of $139,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such period amounted to $41,000.

     At June 30, 1999, there were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     Asset Classification and Allowance for Loan Losses. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss" if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific loss allowances in the amount of 100% of the portion of the asset classified as loss or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter, prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At June 30, 1999, the Bank had $6.8 million in assets classified as substandard. Substandard loans consisted of 37 single-family and nonresidential mortgage loans with an aggregate balance of $4.0 million at June 30, 1999, 60 consumer loans with an aggregate balance of $531,000, 19 commercial loans with an aggregate balance of $1.5 million and repossessed assets totaling $739,000.

     The following table sets forth an analysis of activity in the Bank's allowance for loan losses for the periods indicated.

                                           Year Ended June 30,
                                          ---------------------
                                             1999       1998
                                          ----------  ---------
                                             (In thousands)

Balance at beginning of period..........     $  798     $  306
                                             ------     ------

Loans charged off:
  Real estate mortgage loans:
     Residential........................         19         --
     Commercial.........................         --         --
  Construction..........................         --         --
  Commercial............................         --         --
  Consumer..............................        892        727
                                             ------     ------
  Total charge-offs.....................        911        727
                                             ------     ------

Recoveries:
  Real estate mortgage loans:
     Residential........................         --         18
     Commercial.........................         --         --
  Construction..........................         --         --
  Commercial............................         --         --
  Consumer..............................        165         93
                                             ------     ------
  Total recoveries......................        165        111
                                             ------     ------

Net loans charged off...................        746        616
                                             ------     ------
Provision for loan losses...............      1,524      1,108
                                             ------     ------
Balance at end of period................     $1,576     $  798
                                             ======     ======

Ratio of net charge-offs to average
   loans outstanding during the period..       0.67%      0.51%
                                             ======     ======

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

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or provide specific loan losses when necessary. As of June 30, 1999, the Bank's allowance for loan losses included $20,000 in specific loss reserves. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table allocates the Bank's allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                    June 30,
                                                               -----------------------------------------------
                                                                       1999                       1998
                                                               ---------------------     ---------------------
                                                                          Percent of                Percent of
                                                                           Loans in                  Loans in
                                                                         Category to               Category to
                                                               Amount    Total Loans     Amount    Total Loans
                                                               ------    ------------    ------    ------------
                                                                           (Dollars in thousands)
Real estate mortgage loans..................................   $1,006         63.83%       $331        41.48%
Commercial loans............................................       --                        --           --
Consumer loans..............................................      570         36.17         467        58.52
                                                               ------        ------        ----       ------
    Total allowance for loan losses.........................   $1,576        100.00%       $798       100.00%
                                                               ======        ======        ====       ======

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

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated. At June 30, 1999 and 1998, all of the Bank's mortgage-backed securities were designated as available-for-sale and carried on the Bank's books at their fair market value.

                                                                                   At June 30,
                                                                     ----------------------------------------
                                                                           1999                     1998
                                                                     -----------------         --------------
                                                                      Amount        %           Amount     %
                                                                     --------     ----         --------  ----
                                                                              (Dollars in thousands)
GNMA............................................................     $   425       11.87%       $   515     9.22%
FNMA............................................................       2,803       78.32          4,585    82.19
FHLMC...........................................................         351        9.81            478     8.59
                                                                     -------      ------        -------   ------
                                                                     $ 3,579      100.00%       $ 5,578   100.00%
                                                                     =======      ======        =======   ======

     The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Bank's mortgage-backed securities at June 30, 1999. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments on the effects of possible prepayments.

                                                                          At June 30, 1999
                                       ------------------------------------------------------------------------------------------
                                          One to Five Years       Greater than Five Years                     Total
                                       -----------------------  ----------------------------  ----------------------------------
                                                   Weighted                     Weighted                   Approximate  Weighted
                                       Amortized   Average         Amortized    Average        Amortized     Market      Average
                                         Cost       Yield            Cost        Yield           Cost         Value       Yield
                                       ---------  ---------       -----------  ---------       ---------   -----------  ----------
                                                                      (Dollars in thousands)
GNMA.................................     $   --        --%          $  429         5.74%        $  429        $  425     5.74%
FNMA.................................      1,540      5.91            1,263         5.50          2,803         2,803     5.70
FHLMC................................        355      5.65               --           --            355           351     5.65
                                          ------                     ------                      ------        ------
                                          $1,895                     $1,692                      $3,587        $3,579
                                          ======                     ======                      ======        ======

Investment Activities

     The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Cincinnati, certificates of deposit in federally insured institutions, certain bankers' acceptances, bederal funds and mutual funds which only invest in securities that are permissible investments for the Bank. The Bank may also invest, subject to certain limitations, in commercial paper having one of the two highest investment ratings of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds.

     The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of U.S. government and agency securities, mutual funds and deposits at other financial institutions. Investment decisions are generally made by the President in accordance with a formal investment policy adopted by the Board of Directors. The Board of Directors is informed of all investment purchases.

     Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings and loan associations are required to maintain. See "Regulation -- Regulation of the Bank --Liquidity Requirements."

     The general objectives of the Bank's investment policy are to: (i) provide and maintain liquidity; (ii) make a strong and stable contribution to earnings without incurring undue interest rate and credit risk; and (iii) complement the Bank's lending activities. Currently, the Bank's investment portfolio consists of cash, U.S. government issues, federal agency issues, FHLB stock, mortgage-backed securities and deposits in the FHLB of Cincinnati. The Bank also has an investment in the Franklin U.S. Government Securities Fund. Based on information provided to the Bank by such fund, approximately 98.1% of its assets are invested in GNMA securities, 1.4% in U.S. Treasury Bills and 0.5% in cash. The present yield on such fund is 6.66%.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                  At June 30,
                                                            ---------------------
                                                             1999           1998
                                                            ------         ------
                                                                (In thousands)
Securities available for sale:
   U.S. government and agency securities.................     $2,421         $2,485
   Franklin U.S. Government Securities Fund..............        881            920
Securities held to maturity:
   U.S. government and agency securities.................         --             --
   Certificates of deposit...............................         --             --
   Common stock and other................................        195            303
                                                              ------         ------
      Total investment securities........................      3,497          3,708

Cash and cash equivalents................................      1,317          1,664
FHLB stock...............................................      1,810          1,688
                                                              ------         ------
      Total investments..................................     $6,624         $7,060
                                                              ======         ======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 1999.

                            One Year or Less  One to Five Years  Five to Ten Years  More than Ten Years  Total Investment Portfolio
                            ----------------  -----------------  -----------------  -------------------  --------------------------
                            Carrying  Average  Carrying  Average   Carrying  Average  Carrying  Average   Carrying  Market   Average
                             Value     Yield     Value    Yield      Value    Yield    Value     Yield     Value    Value    Yield
                            --------  -------- --------  --------  ---------- ------- -------- --------   --------  ------  --------
                                                                 (Dollars in thousands)
Securities available for
 sale:
  U.S. government and
   agency securities.......      $501    5.77%   $1,477    6.05%  $     --       --%    $443     5.91%    $2,421     $2,421   5.91%
  Franklin U.S. Government
   Securities Fund.........        --      --       881    6.66         --       --       --       --        881        881   6.66

Securities held to
 maturity:
 Common stock and other....        --      --       195      --         --       --       --       --        195        195     --
                             --------           -------           --------            ------              ------     ------
    Total..................      $501            $2,553           $     --              $443              $3,497     $3,497
                             ========           =======           ========            ======              ======     ======

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

     Certificates of deposit in amounts of $100,000 or more constituted 27.48% of the Bank's total deposit portfolio at June 30, 1999. The majority of these certificates of deposit represent deposits by individuals. The Bank does not actively solicit these accounts from non-deposit customers and does not offer a premium rate for such accounts.

     Savings deposits in the Bank at June 30, 1999 were represented by the various types of savings programs described below.




Interest      Minimum                                           Minimum     Balances in    Percentage of
Rate *        Term         Category                             Amount       Thousands     Total Deposits
-----------  ---------   ----------                             ---------   ------------   --------------
2.22%         None        Passbook accounts                     $     --       $  8,839         8.27%
1.64          None        NOW accounts                               100          8,944         8.37
3.73          None        Money market deposit accounts            2,500          1,173         1.09
              None        Noninterest-bearing checking accounts      100          2,302         2.15


                          Certificates of Deposit
                          ------------------------

4.22          12-month    Fixed-term, fixed-rate                   1,000         62,730        58.67
5.66          2-10 year   Fixed-term, fixed-rate                   1,000         22,917        21.45
                                                                               --------        -----
                                                                               $106,905       100.00%
                                                                               ========       ======
-----------

*    Weighted average rate.

     Maturity of Jumbo Certificates. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.



                                                      Certificates
                Maturity Period                       of Deposits
                ---------------                      --------------
                                                     (In thousands)

                Three months or less...............    $    17,254
                Over three through six months......          2,279
                Over six through 12 months.........          4,748
                Over 12 months.....................          5,100
                                                       -----------
                   Total...........................    $    29,381
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


                                                                      At or for the
                                                                    Year Ended June 30,
                                                                ------------------------------
                                                                    1999              1998
                                                                ------------       ------------
                                                                    (Dollars in thousands)
Advances from FHLB:
   Amounts outstanding at end of period.................        $     12,000       $     26,000

   Weighted average rate paid on........................                5.66%              6.24%

   Maximum amount of borrowings outstanding
      at any month end..................................        $     18,500       $     33,500

   Approximate average short-term borrowings
      outstanding.......................................        $      2,388       $     29,750

   Approximate weighted average rate paid on............                5.66%              6.24%


     The Bank has an $35 million line of credit with the FHLB of Cincinnati of which $12 million was outstanding at June 30, 1999. At June 30, 1999, the Bank had $4 million outstanding in advances from the FHLB. These advances carry a rate of 6.02% and mature within the next year. Further asset growth may be funded through short-term additional advances. The Bank had $5 million outstanding that matures March, 2003 bearing a rate of 6.08%. The Bank has $3 million outstanding that matures October 1999, bearing a rate of 6.40%.

Subsidiary Activities

     The Company has a subsidiary, Home Mortgage Loan Corporation ("Home"). From 1988 to June 30, 1992, Home participated in joint ventures for the purpose of acquiring, developing, constructing and selling single family residential real estate and held stock in the Bank's data processing provider. Home now acquires property on its own for development. Currently, Home also makes commercial and commercial real estate loans. At June 30, 1999, Home had total assets of $2.6 million, including loans of $342,000.

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

Personnel

     As of June 30, 1999, the Bank had 40 full-time employees and two part-time employees. The employees are not represented by a collective bargaining unit. Management believes that the Bank enjoys good relations with its personnel.


Performance Ratios

                                                                        At or for the
                                                                      Year Ended June 30,
                                                                    -----------------------
                                                                     1999            1998
                                                                    -------         -------

   Return on assets (net income divided by average total assets)..   (0.26)%          0.60%
   Return on average equity (net income divided by
      average stockholders' equity)...............................   (4.06)           8.70
   Equity to assets ratio (average equity divided by
      average total assets).......................................    6.40            6.89

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

Regulation of the Bank

     Proposed Legislative and Regulatory Changes. The U.S. Congress is in the process of drafting legislation which may have a profound effect on the financial services industry. In January 1999 legislation restructuring the activities and regulations oversight of the financial services industry was reintroduced in both houses of the U.S. Congress. The stated purposes of the legislation are to enhance consumer choice in the financial services marketplace, level the playing field among providers of financial services and increase competition and would permit affiliations between commercial banks, securities firms, insurance companies and, subject to certain limitations, other commercial enterprises allowing holding companies to offer new services and products. In particular, the legislation repeals the Glass-Steagall Act prohibitions on bank affiliating with securities firms and thereby allow holding companies to engage in securities underwriting and dealing without limits and to sponsor and act as distributor for mutual funds. The legislation also removes the BHCA's prohibitions on insurance underwriting allowing holding companies to underwrite and broker any type of insurance product, calls for a new regulatory framework for financial institutions and their holding companies and preserves the thrift charter and all existing thrift powers. The Senate version (S.900) was approved by the Senate on May 6, 1999. The House version (H.R.10) was approved by the House on July 1, 1999. A conference committee has been appointed to reconcile the differences between the two bills. The two versions differ principally with respect to the powers of operating subsidiaries, permissible activities of well-managed holding companies and restrictions on nonfinancial activities of unitary thrift holding companies. At this time, it is unknown how the legislation will be modified, or if enacted, what form the final version of the legislation might take and how it will affect the Company's and the Bank's business and operations and competitive environment.

     Regulatory Capital Requirements. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationship. Both core and tangible capital are further reduced by an amount equal to a the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 1999, the Bank had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 1999, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

     The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one- to four-family first mortgages not more than 90 days past due with loan-to-value ratios at origination not exceeding 80% are assigned a risk weight of 50%. Consumer and non-qualifying single-family, multi-family and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest, by the FHLMC or FNMA and the book value of FHLB stock are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government are given a 0% risk weight.

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 1999.

                                                     Percent of
                                           Amount    Assets  (1)
                                          ---------  -----------
                                          (Dollars in thousands)

        Tangible capital................    $ 8,831         6.81%
        Tangible capital requirement....      1,943         1.50
                                            -------        -----
           Excess (deficit).............    $ 6,888         5.31%
                                            =======        =====

        Core capital....................    $ 8,831         6.81%
        Core capital requirement........      5,184         4.00
                                            -------        -----
           Excess (deficit).............    $ 3,647         2.81%
                                            =======        =====

        Risk-based capital..............    $10,011        10.65%
        Risk-based capital requirement..      7,521         8.00
                                            -------        -----
           Excess (deficit).............    $ 2,490         2.65%
                                            =======        =====

-------------------------
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.


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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all
penalties as if all time limits on such penalties had expired.   At June 30,
1999, approximately 70.91% of the Bank's assets were invested in Qualified Thrift Investments.

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

     OTS regulations require that savings institutions submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution's common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (x) the institution would not be adequately capitalized following the distribution, (y) the institution's total distributions for the calendar year exceeds the institution's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS. If neither the savings institution nor the proposed capital distribution meet any of the foregoing criteria, then no notice or application is required to be filed with the OTS before making a capital distribution. The OTS may disapprove or deny a capital distribution if in the view of the OTS, the capital distribution would constitute an unsafe or unsound practice.

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

     Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

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

     Liquidity Requirements. The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to the Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) in each calendar quarter of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus the average daily balance of short-term borrowings during the preceding calendar quarter. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank for the month of June 1999 was 6.51%.

     Federal Home Loan Bank System. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHFBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 1999, of $1.8 million. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 1999, the Bank had $12 million in advances and other borrowings from the FHLB of Cincinnati. See "Business of the Bank -- Deposit Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts of between $4.9 million and $46.5 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 1999, the Bank met its reserve requirements.

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

     Activities Restrictions. The Board of Directors of the Company presently intends to operate the Company as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution, (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL Test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies and unless the savings association requalifies as a QTL within one year thereafter, register as, and become subject to, the restrictions applicable to a bank holding company. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

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

State Income Taxation

         The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of Middlesboro Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available-for-sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital. For the year ended June 30, 1999, the amount of such expense for Middlesboro Federal was $84,000.

Item 2.  Description of Property
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices and other material property.

                                                       Book Value at                       Deposits at
                             Year         Owned or       June 30,       Approximate         June 30,
                            Opened         Leased          1999        Square Footage         1999
                            ------         ------        --------      --------------       --------
                                                  (Dollars in thousands)
Main Office:

1431 Cumberland Avenue
Middlesboro, Kentucky        1915          Owned          $1,247           11,906            $57,364

Branch Offices:

1501 E. Main Street
Cumberland, Kentucky         1976          Leased            103            1,700             30,608

134 Pine Street
Pineville, Kentucky          1997          Leased            104              750              6,834

5320 N. Broadway
Fountain City, Tennessee     1998          Leased          1,313            8,000             12,925

         The Bank recently expanded its main office by constructing an addition which increased its square footage by 6,000 square feet. The addition was completed in January 1997 and is used to house the Bank's administrative offices.

Item 3.  Legal Proceedings.
--------------------------

         Although the Bank, from time to time, is involved in various legal proceedings in the normal course of business, there are no material legal proceedings to which the Company, the Bank or its subsidiary is a party or to which their property is subject.

Item 4.  Submission of Matters to Vote of Security-Holders.
----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         (a) The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the over-the-counter market with quotations available through the OTC "Electronic Bulletin Board" under the symbol "CMBN." Trading commenced in April 1997. The high and low stock price by quarter for fiscal years 1998 and 1999 were as follows:

                    Quarter Ended            High           Low
                    -------------            ----           ---
                    September 30, 1997        14.25         14.00
                    December 31, 1997         15.25         14.25
                    March 31, 1998           16.875         15.25
                    June 30, 1998             16.75         16.75
                    September 30, 1998        16.00         13.00
                    December 31, 1998         12.00         10.75
                    March 31, 1999            10.75         10.75
                    June 30, 1999             8.375         8.375

         No dividends have been declared during this period. As of June 30, 1999, there were 161 recordholders of the Common Stock.

         Payment of dividends by the Company is subject to determination and declaration by the Board of Directors in accordance with applicable statutory requirements. Payment of dividends by the Company also depends on the receipt of dividends from the Bank, which is subject to regulatory restrictions on the payment of dividends.

         On July 1, 1998, the Registrant sold 11,600 shares of its Common Stock for cash. The aggregate consideration received was $189,267, net of commissions and expenses.

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

Year 2000 Readiness Disclosure

          The following information constitutes "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act.

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

         Net Portfolio Value. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 3% increases and decreases in market interest rates.

         The following table sets forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 1999 in the event of 1%, 2% and 3% instantaneous and permanent increases and decreases in market interest rates, respectively. These changes are set forth below as basis points, where 100 basis points equals one percentage point.

                          Net Portfolio Value                         NPV as % of Portfolio Value of Assets
    Change          ----------------------------------------          -------------------------------------
   in Rates         $ Amount       $ Change        % Change           NPV Ratio          Basis Point Change
   --------         --------       ---------       ---------          ----------         ------------------
                                             (Dollars in thousands)

      + 300 bp       $ 9,142        $(3,016)          (25)%             7.19%                (198)  bp
      + 200 bp        10,403         (1,756)          (14)              8.05                 (112)  bp
      + 100 bp        11,457           (702)           (6)              8.75                  (43)  bp
          0 bp        12,158                                            9.17
      - 100 bp        12,557            398             3               9.39                   21   bp
      - 200 bp        12,978            820             7               9.61                   44   bp
      - 300 bp        13,506          1,348            11               9.90                   22   bp

     The following table sets forth the interest rate risk capital component for the Bank at June 30, 1999 given a hypothetical 200 basis point rate change in market interest rates.

                                                                       At
                                                                   June 30, 1999
                                                                   -------------
Pre-shock NPV Ratio: NPV as % of Portfolio Value of Assets.......      9.17%
Exposure Measure: Post-Shock NPV Ratio...........................      8.05%
Sensitivity Measure: Change in NPV Ratio.........................       112 bp

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in both the computation of NPV and in the analysis presented in prior tables setting forth the maturing and repricing of interest-earning assets and interest-bearing liabilities. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, which represent the Bank's primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in the Bank's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an interest rate increase.

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

     Middlesboro Federal originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to the 1980s, Middlesboro Federal, like virtually all savings associations, originated only fixed-rate loans and held them in portfolio until maturity. As a result of the problems caused by holding fixed-rate loans in a rapidly increasing interest-rate environment, changes in regulations to allow for variable-rate loans and consumer demand for such loans during periods of high interest rates, Middlesboro Federal began to transform its portfolio into loan products the interest rates of which adjust periodically. As a result, 66.5% of Middlesboro Federal's loan portfolio, as of June 30, 1999 consisted of adjustable or floating rate loans.

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

                                                                                  Year Ended June 30,
                                                         ----------------------------------------------------------------------
                                                                         1999                                 1998
                                                         ---------------------------------     --------------------------------
                                                         Average                   Average      Average                 Average
                                                         Balance     Interest       Rate        Balance     Interest      Rate
                                                         -------     --------     --------     ---------    --------    -------
                                                                                 (Dollars in thousands)
INTEREST INCOME
  Loans
    Consumer.....................................        $ 19,897    $ 2,060       10.35%       $ 19,454      $ 1,956    10.05%
    Other........................................           5,345        466        8.72           8,866          875     9.87
    Mortgage.....................................          85,701      7,433        8.67          90,849        7,241     7.97
                                                         --------    -------                    --------      -------
     Total loans.................................         110,943      9,959        8.98         119,169       10,072     8.45
                                                         --------    -------                    --------      -------
  Mortgage-backed securities.....................           4,504        260        5.77           5,686          355     6.24
  Investment securities..........................           3,283        227        6.91           3,399          215     6.33
  FHLB stock.....................................           1,731        122        7.04           1,659          108     6.51
                                                         --------    -------                    --------      -------
  Total interest-earning assets..................         120,461     10,568        8.77         129,913       10,750     8.27
                                                                     -------                                  -------
  Non-interest-earning assets....................          16,039                                  6,802
                                                         --------                               --------
     Total assets................................        $136,500                               $136,715
                                                         ========                               ========

INTEREST EXPENSE
  Savings deposits...............................        $  8,586    $   208        2.42%       $  9,215      $   244     2.65%
  Certificates of deposit........................          83,531      4,722        5.65          77,510        4,206     5.43
  Demand, NOW and money market...................          12,363        225        1.82          11,145          227     2.04
                                                         --------    -------                    --------      -------
       Total deposits............................         104,480      5,155        4.93          97,870        4,677     4.78
  Funds borrowed.................................          20,583      1,165        5.66          21,446        1,611     7.51
                                                         --------    -------                    --------      -------
Total interest-bearing liabilities...............         125,063      6,320        5.05         119,316        6,288     5.27
                                                                     -------                                  -------
Other non-interest-bearing liabilities...........           2,703                                  8,162
Total stockholders' equity.......................           8,734                                  9,237
                                                         --------                               --------
     Total liabilities and stockholders' equity..        $136,500                               $136,715
                                                         ========                               ========

Net interest income..............................                    $ 4,248                                  $ 4,462
                                                                     =======                                  =======
Interest rate spread.............................                                   3.72%                                 3.00%
                                                                                   =====                                 =====
Net yield on interest-earning assets.............                                   3.53%                                 3.43%
                                                                                   =====                                 =====
Ratio of average interest-earning assets to
  average interest-bearing liabilities...........           96.32%                                108.88%
                                                         ========                               ========

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

                                                                 Year Ended June 30,
                                              -----------------------------------------------------------
                                                1999     vs.      1998         1998      vs.      1997
                                              --------------------------    -----------------------------
                                                  Increase (Decrease)              Increase (Decrease)
                                                      Due to                           Due to
                                              --------------------------    -----------------------------
                                              Rate     Volume    Total       Rate      Volume      Total
                                              ----     ------    -----       ----      ------      -----
                                                                  (In thousands)
Interest income:
  Loans:
    Consumer................................ $  59    $    45    $ 104     $   71      $  677     $  748
    Other...................................   (62)      (347)    (409)       237         368        605
    Mortgage................................   602       (410)     192      1,044       1,101      2,145
  Mortgage-backed securities................   (21)       (74)     (95)        19         (99)       (80)
  Investment securities.....................    19         (7)      12        (28)          3        (25)
  FHLB stock................................     9          5       14         (9)         76         67
                                             -----    -------    -----     ------      ------     ------
      Total interest income.................   606       (788)    (182)     1,334       2,126      3,460
                                             -----    -------    -----     ------      ------     ------

Interest expense:
  Savings deposits..........................   (19)       (17)     (36)         4         (10)        (6)
  Certificates of deposit...................   189        327      516        570         256        826
  Demand, NOW and money market..............   (27)        25       (2)       (12)         22         10
  Funds borrowed............................  (381)       (65)    (446)       530         615      1,145
                                             -----    -------    -----     ------      ------     ------
      Total interest expense................  (238)       270       32      1,092         883      1,975
                                             -----    -------    -----     ------      ------     ------

Change in net interest income............... $ 844    $(1,058)   $(214)    $  242      $1,243     $1,485
                                             =====    =======    =====     ======      ======     ======

Comparison of Financial Condition at June 30, 1999 and 1998

     The Company's total assets decreased by $6.3 million, or 4.64%, from $135.9 million at June 30, 1998 to $129.6 million at June 30, 1999. The decrease in assets was principally due to a $6.4 million, or 5.46%, decrease in the Bank's loan portfolio, as well as a $1.4 million, or 42.67%, increase in premises and equipment and a $122,000, or 7.23%, increase in FHLB Stock. These changes were partially offset by decreases of $211,000, or 5.68%, in investment securities and $2.0 million, or 35.83%, in mortgage-backed securities designated as available-for-sale.

     The reduction in investment securities was due to maturities of securities that was reinvested in higher yielding loans. The decline in the balance of mortgage-backed securities classified as available-for-sale reflects principal repayments on the securities.

     Total liabilities amounted to $120.9 million at June 30, 1999, down from $127.1 million at June 30, 1998. The $6.2 million decrease was attributable to a $14 million, or 53.8%, decrease in FHLB advances, a $9.2 million, or 9.4%, increase in deposits and a $1.4 million, or 42.2%, decrease in notes payable and other liabilities.

     Total stockholders' equity decreased by $53,000 from $8.8 million at June 30, 1998 to $8.7 million at June 30, 1999. This decrease was due primarily to the loss of $355,000 from the period.

Comparison of Results of Operations for the Years Ended June 30, 1999 and 1998

     Net Income. For the year ended June 30, 1999, the Company incurred a net loss of $355,000 as compared to net income of $751,000 for the fiscal year ended June 30, 1998. This represented a decrease of $1.1 million or 147.2%. The decrease was due to the combined effects of a $738,000 increase in noninterest expense, a $416,000 increase in the provision for loan losses, a $233,000 reduction in noninterest income and a $214,000 reduction in net interest income.

     Net Interest Income. Net interest income decreased by $214,000 from $4.5 million for the year ended June 30, 1998 to $4.2 million for the year ended June 30, 1999. The decrease was primarily attributable to a decrease in interest income as a result of the decreased level of average interest-earning assets in fiscal year 1999 as compared to fiscal year 1998 as total interest expense remained relatively unchanged year-to-year. Average interest-earning assets amounted to $120.4 million for fiscal year 1999 as compared to $129.9 million for fiscal year 1998 for a decrease of $9.5 million. This decrease was primarily attributable to a reduction in the Bank's loan portfolio. During fiscal year 1999, the Bank's loan growth slowed substantially as compared to prior years primarily due to management's efforts to strengthen the portfolio by tightening underwriting standards and collection efforts as well as increased competition from secondary market originators. The decreased volume of interest-earning assets was partially offset by an improved yield on the portfolio. On average during fiscal year 1999, the Bank's interest-earning assets yielded a return of 8.77% as compared to 8.27% for fiscal year 1998.

     Interest Income. Interest income totaled $10.6 million for the year ended June 30, 1999, a decrease of $181,000, or 1.69%, from fiscal year 1998's level of $10.7 million. The decrease resulted primarily from a reduction in the average balance of other loans, primarily unsecured consumer loans from $8.9 million in fiscal year 1998 to $5.3 million in fiscal year 1998 as well as a 115 basis point decrease in the average yield on this portfolio. Due to the combined effects of these changes, interest income from unsecured consumer and commercial loans decreased by $409,000. Also contributing to the decline in interest income was a $95,000 reduction in interest income from mortgage-backed securities reflecting the combined effects of a $1.2 million reduction in the average balance of these securities during fiscal year 1999 as compared to fiscal year 1998 as well as a 47 basis point decline in the average rate received year-to year. These declines were partially offset by increased levels of interest income from the Bank's mortgage and consumer loan portfolios. For the year ended June 30, 1999, interest income from mortgage loans amounted to $7.4 million, an increase of $192,000, or 2.65%, from fiscal year 1998's level of $7.2 million as a decline in the average balance of the mortgage loan portfolio was more than offset by a 70 basis point increase in the average rate received on such loans. Interest income from consumer loans rose by $104,000 from $2.0 million in fiscal year 1998 to $2.1 million in fiscal year 1998 due to the combined effects of a $443,000 increase in the average balance of such loans and a 30 basis point increase in the average yield.

     Interest Expense. Total interest expense for fiscal year 1999 was comparable to the prior fiscal year, increasing by only $32,000, or 0.51% as increased interest expense on certificates of deposit was substantially offset by a reduction in interest expense from short term borrowings. Interest expense on deposits amounted to $5.2 million in fiscal year 1999, up from $4.7 million in fiscal year 1998 with the increase all attributable to increased interest expense on certificates of deposit due to both an increase in the average balance of such deposits outstanding as well as an increase in the average rate paid. In fiscal year 1999, the average balance of certificates of deposit outstanding amounted to $83.5 million, up from $77.5 million in fiscal year 1998 while the average rate paid on the Bank's certificates of deposit from 5.43% in
fiscal year 1998 to 5.65% in fiscal year 1999.   The increase in the average
balance of certificates of deposit was due to the additional certificates opened in the new Fountain City branch. Interest expense on short term borrowings declined by $446,000 from $1.6 million in fiscal year 1998 to $1.2 million in fiscal year 1999. This decrease was primarily attributable to a reduction in the average rate paid on FHLB advances from 7.51% to 5.66%.

     Provision for Loan Losses. Provisions for loan losses are charged to earnings to bring the total allowance for loans losses to a level considered adequate by management to provide for loan losses based on prior loss experience, volume and type of lending conducted by the Bank, industry standards and past due loans in the Bank's loan portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Bank's loan portfolio. The provision for loan losses increased by $416,000, or 37.57% from $1.1 million for the year ended June 30, 1998 to $1.5 million for the year ended June 30, 1999. The increased provision was deemed necessary by the Bank due to the growth in the Bank's loan portfolio, the increased level of nonperforming assets and the increased risk profile of the loan portfolio due to the growth in consumer and commercial real estate lending during fiscal year 1999. The allowance for loan losses as a percentage of gross loans at fiscal year end 1999 was 1.32% as compared to 0.92% at fiscal year end 1998.

     Noninterest Income. Noninterest income totaled $884,000 for the year ended June 30, 1999, a decrease of $233,000, or 20.85%, from $1.1 million for the year ended June 30, 1998 due to the decreased level of loan originations during the 1999 period as well as a decline in gains from the sale of investment securities. During fiscal year 1998, the Bank realized a net gain of $113,000 from the sale of investment securities as compared to a net gain of only $18,000 from the sale of investment securities during fiscal year 1998. In addition, due to the decreased level of loan originations during the period, loan fees and other service charges declined by $81,000, or 9.34%, to a total of $789,000 for the year ended June 30, 1999 as compared to $870,000 for the year ended June 30, 1998.

     Noninterest Expense. Noninterest expense increased $738,000 or 22.03%, from $3.3 million for the year ended June 30, 1998 to $4.1 million for the year ended June 30, 1999. Salaries and employee benefit expenses rose by $403,000, or 29.70%, from $1.4 million for fiscal year 1998 to $1.8 million for fiscal year 1999. The increase was primarily attributable to normal salary increases coupled with an increase in the Bank's staffing levels as well as the additional expenses associated with the implementation of various stock benefit plans during the period. For the fiscal year ended June 30, 1999, the Company recognized a $208,000 expense as a result of the release of shares for allocation to participants under the Company's ESOP. No such expense was recognized in the prior fiscal year. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid during the year. As shares are released from collateral, the Company reports compensation expense equal to the current market value of shares. Occupancy and equipment expense rose by $172,000 during fiscal year 1999 from $390,000 during fiscal year 1998 to $562,000 with the increase due to the additional expenses associated with the opening of a new branch in Fountain City, Tennessee. Advertising expense also increased as a result of the new branch from $171,000 for fiscal year 1998 to $241,000 for fiscal year 1999.

     Income Tax Expense. Income tax expense decreased by $494,000 from $370,000 for fiscal year 1998 to a net benefit of $124,000 for fiscal year 1999. The decrease in income tax expense is due directly to the decreased level of earnings during fiscal year 1999. The effective tax rates for fiscal years 1999 and 1998 were 25.9% and 33.0%, respectively. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income and timing differences related to the deferred compensation arrangements.

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

Liquidity and Capital Resources

     The Company currently has no business other than that of the Bank. The Company's assets consist almost entirely of its investments in the Bank. To fund any future dividend payments by the Company or to provide funds for activities at the Company level, the Company would be dependent upon dividends from the Bank. The Bank is subject to certain regulatory limitations with respect to certain regulatory limitations with respect to the payment of dividends to the Company. At June 30, 1999, the Bank had approximately $714,000 available for the payment of dividends by the Bank to the Company under these regulations.

     The Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 4.0% of deposits and short-term borrowings. The Bank's average liquidity ratio was 6.51% at June 30, 1999.

     The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $106.9 million and $97.7 million at June 30, 1999 and 1998, respectively.

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $1.3 million and $1.7 million at June 30, 1999 and 1998, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At June 30, 1999, Middlesboro Federal had $482,000 in commitments to originate loans. At June 30, 1999, the Bank had $62.7 million in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

     Accounting for Impairment of Loans. The Company's measurement of impaired loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 1999, $1.5 million of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 1999. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment.

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

Item 7.  Financial Statements
-----------------------------


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
     Independent Auditor's Opinion.........................................   41

     Consolidated Balance Sheets
     as of June 30, 1999, 1998 and 1997....................................   42

     Consolidated Statements of Income
     for the Years Ended June 30, 1999, 1998 and 1997......................   44

     Consolidated Statements of Stockholders' Equity
     for the Years Ended June 30, 1999, 1998 and 1997......................   46

     Consolidated Statements of Cash Flows
     for the Years Ended June 30, 1999, 1998 and 1997......................   48

     Notes to the Consolidated Financial Statements........................   50

                   [Letterhead of Marr, Miller & Myers, PSC]



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

July 23, 1999



To the Board of Directors and Stockholders
Cumberland Mountain Bancshares, Inc. and Subsidiaries
Middlesboro, Kentucky


We have audited the accompanying consolidated balance sheets of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 1999, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 1999, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Marr, Miller & Myers, PSC

Certified Public Accountants

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                          CONSOLIDATED BALANCE SHEETS
                                   June 30,


                                    ASSETS
                                    ------

                                                                           1999                1998                1997
                                                                           ----                ----                ----
Cash and cash equivalents                                             $  1,316,809        $  1,664,459        $    698,741
Investment securities, held to maturity (market value
 $0, $6,976 and $10,016 at June 30, 1999, 1998
 and 1997, respectively)                                                         -               6,976              10,016
Investment securities, available for sale, at market value               3,302,281           3,397,560           4,173,959
Other investments, at market value                                         195,000             303,340             103,318
Mortgage-backed securities, available for sale, at market
 Value                                                                   3,579,133           5,577,842           6,352,745
Loans, net of allowance for loan losses of $1,575,761,
 $798,069 and $305,819 at June 30, 1999, 1998 and
 1997,  respectively                                                   111,612,055         118,060,639          99,623,425
Accrued interest receivable                                                934,094             985,245             738,406
Federal Home Loan Bank (FHLB) stock                                      1,810,300           1,688,100             724,400
Other real estate owned                                                    739,342             100,460              12,778
Premises and equipment, net                                              4,586,533           3,214,695           2,024,061
Property held for investment                                             1,235,497             619,616                   -
Other assets                                                               282,777             287,147             193,325
                                                                      ------------        ------------        ------------

                TOTAL ASSETS                                          $129,593,821        $135,906,079        $114,655,174
                                                                      ============        ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                        1999                 1998                   1997
                                                                        ----                 ----                   ----
LIABILITIES
  Deposits                                                          $106,905,137          $ 97,719,318          $ 91,596,448
  Advances from FHLB                                                  12,000,000            26,000,000            13,000,000
  Notes payable                                                        1,674,233             1,747,719               714,593
  Accrued interest payable                                               136,689               283,461               240,723
  Other liabilities                                                      169,691             1,394,746               589,323
                                                                    ------------          ------------          ------------
    Total liabilities                                                120,885,750           127,145,244           106,141,087
                                                                    ------------          ------------          ------------

OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock, .01 par value, 8,000,000 shares
   authorized, 678,800 shares issued and
   outstanding                                                             6,788                 6,788                 6,788
  Treasury stock, 5200 shares and 16,800
   shares outstanding at June 30, 1999 and 1998,
   respectively, at cost                                                 (87,750)             (258,551)                    -
  Unearned ESOP shares                                                  (897,135)           (1,053,328)             (986,423)
  Unearned stock options                                                (240,918)             (240,918)                    -
  Preferred stock, 2,000,000 shares authorized, none
   issued and outstanding                                                      -                     -                     -
  Paid-in capital                                                      5,560,396             5,541,930             5,541,930
  Retained earnings                                                    4,490,020             4,844,981             4,093,620
  Net unrealized gain (loss) on available for sale
   securities, net of tax effect                                        (123,330)              (80,067)             (141,828)
                                                                    ------------          ------------          ------------
    Total stockholders' equity                                         8,708,071             8,760,835             8,514,087
                                                                    ------------          ------------          ------------


          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                      $129,593,821          $135,906,079          $114,655,174
                                                                    ============          ============          ============



The accompanying notes are an integral part of these consolidated financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                       CONSOLIDATED STATEMENTS OF INCOME
                             Years Ended June 30,


                                                                            1999               1998               1997
                                                                            ----               ----               ----
INTEREST INCOME
  Loans                                                                  $ 9,959,048        $10,071,996         $6,574,471
  Mortgage-backed securities                                                 260,314            354,822            434,602
  Investment securities and other interest-earning assets                    226,441            215,131            239,537
  FHLB stock                                                                 122,420            107,557             41,778
                                                                         -----------        -----------         ----------
    Total interest income                                                 10,568,223         10,749,506          7,290,388

INTEREST EXPENSE                                                           6,320,392          6,288,017          4,312,826
                                                                         -----------        -----------         ----------

NET INTEREST INCOME                                                        4,247,831          4,461,489          2,977,562

PROVISION FOR LOAN LOSSES                                                  1,524,416          1,108,099            203,277
                                                                         -----------        -----------         ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                                   2,723,415          3,353,390          2,774,285
                                                                         -----------        -----------         ----------

NONINTEREST INCOME
  Loan fees and service charges                                              788,696            869,972            657,185
  Net gain (loss) on sales of investment securities                           18,338            112,544             49,957
  Net gain (loss) on sale of property                                         34,633                  -                  -
  Other                                                                       42,728            134,782             16,295
                                                                         -----------        -----------         ----------
    Total noninterest income                                                 884,395          1,117,298            723,437
                                                                         -----------        -----------         ----------

NET INTEREST AND OTHER INCOME                                              3,607,810          4,470,688          3,497,722
                                                                         -----------        -----------         ----------

NONINTEREST EXPENSE
  Salaries and employee benefits                                           1,759,388          1,356,409          1,186,342
  Data processing fee                                                        288,898            303,863            126,161
  SAIF deposit insurance premium                                              90,083             68,299            478,840
  Occupancy and equipment                                                    562,354            390,248            178,437
  Franchise and other taxes                                                  169,144            119,757             93,952
  Advertising                                                                240,569            171,003            115,339
  Other                                                                      976,263            939,412            719,778
                                                                         -----------        -----------         ----------
    Total noninterest expense                                              4,086,699          3,348,991          2,898,849
                                                                         -----------        -----------         ----------



The accompanying notes are an integral part of these consolidated financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                             Years Ended June 30,


                                                                              1999                1998               1997
                                                                              ----                ----               ----
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                            (478,889)           1,121,697            598,873

PROVISION FOR INCOME TAXES (BENEFIT)                                       (123,928)             370,336            189,923
                                                                           ---------           ----------           --------

NET INCOME (LOSS)                                                         $(354,961)          $  751,361           $408,950
                                                                          =========           ==========           ========

COMPREHENSIVE INCOME (LOSS)
  Net income (loss)                                                       $(354,961)          $  751,361           $408,950
  Unrealized gain (loss) on securities, net of tax effect                   (43,263)              61,761            162,703
                                                                          ---------           ----------           --------
    OTHER COMPREHENSIVE INCOME (LOSS)                                     $(398,224)          $  813,122           $571,653
                                                                          =========           ==========           ========

PER SHARE DATA
  Basic earnings (loss) per share                                         $  (.6241)          $   1.3206           $  .6626
                                                                          =========           ==========           ========

  Diluted earnings (loss) per share                                       $  (.5696)          $   1.3206           $  .6626
                                                                          =========           ==========           ========

  Weighted average common and common equivalent
   shares outstanding                                                       568,713              568,963            617,207
                                                                          =========           ==========           ========




The accompanying notes are an integral part of these consolidated financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             Years Ended June 30,



                                                                      Common Stock                  Unearned Stock Options
                                                            -------------------------------  -----------------------------------
                                                                 Shares           Amount           Shares             Amount
                                                            ------------   ---------------   ---------------    ----------------
Balance, July 1, 1996                                            510,000         $ 510,000                 -    $             -

For the year ended June 30, 1997:
  Net unrealized gain (loss) on available for sale
   securities, net of tax effect                                       -                 -                 -                  -
  Net income                                                           -                 -                 -                  -
  Common stock exchanged in conversion                          (510,000)         (510,000)                -                  -
  Assets acquired in conversion from Cumberland
   Mountain Bancshares, M.H.C.                                         -                 -                 -                  -
  ESOP shares acquired                                                 -                 -                 -                  -
  Assets acquired due to merger of subsidiary                          -                 -                 -                  -
  Issuance of common stock                                       678,800             6,788                 -                  -
                                                            ------------   ---------------      ------------    ------------------

Balance, June 30, 1997                                           678,800             6,788                 -                  -

For the year ended June 30, 1998:
  Net unrealized gain (loss) on available for sale
   securities, net of tax effect                                       -                 -                 -                  -
  Net income                                                           -                 -                 -                  -
  ESOP shares acquired                                                 -                 -                 -                  -
  Stock option shares acquired                                         -                 -            15,031           (240,918)
  Treasury stock acquired                                              -                 -                 -                  -
                                                            ------------   ---------------      ------------    ---------------

Balance, June 30, 1998                                           678,800             6,788            15,031           (240,918)

For the year ended June 30, 1999:
  Net unrealized gain (loss) on available for sale
   securities, net of tax effect                                       -                 -                 -                  -
  Net income (loss)                                                    -                 -                 -                  -
  ESOP shares earned, net of tax effect                                -                 -                 -                  -
  Treasury stock sold                                                  -                 -                 -                  -
                                                            ------------   ---------------      ------------    ---------------

Balance, June 30, 1999                                           678,800         $   6,788            15,031    $      (240,918)
                                                            ============   ===============      ============    ===============



The accompanying notes are an integral part of these consolidated financial statements.


                                                                                Net
                                                                            Unrealized
                                                                          Gain (Loss) On
 Unearned ESOP Shares       Treasury Stock                                   Available
-----------------------  --------------------    Paid-In      Retained       For Sale
 Shares       Amount      Shares     Amount      Capital      Earnings      Securities        Total
--------   ------------  --------  ----------  -----------  ------------  ---------------  ------------
       -   $         -         -   $       -    $1,023,381   $3,367,048        $(304,531)   $4,595,898



       -             -         -           -             -            -          162,703       162,703
       -             -         -           -             -      408,950                -       408,950
       -             -         -           -       510,000            -                -             -

       -             -         -           -        30,660            -                -        30,660
  56,073      (714,593)        -           -             -            -                -      (714,593)
       -             -         -           -             -      317,622                -       317,622
  27,183      (271,830)        -           -     3,977,889            -                -     3,712,847
--------    -----------   -------   ---------    ----------   ----------   --------------    ----------

  83,256      (986,423)        -           -     5,541,930    4,093,620         (141,828)    8,514,087



       -             -         -           -             -            -           61,761        61,761
       -             -         -           -             -      751,361                -       751,361
   4,600       (66,905)        -           -             -            -                -       (66,905)
       -             -         -           -             -            -                -      (240,918)
       -             -    16,800    (258,551)            -            -                -      (258,551)
--------   -----------   -------   ---------    ----------   ----------   --------------    ----------

  87,856    (1,053,328)   16,800    (258,551)    5,541,930    4,844,981          (80,067)    8,760,835



       -             -         -           -             -            -          (43,263)      (43,263)
       -             -         -           -             -     (354,961)               -      (354,961)
 (13,027)      156,193         -           -             -            -                -       156,193
       -             -   (11,600)    170,801        18,466            -                -       189,267
--------   -----------   -------   ---------    ----------   ----------   --------------    ----------

  74,829   $  (897,135)    5,200   $ (87,750)   $5,560,396   $4,490,020        $(123,330)   $8,708,071
========   ===========   =======   =========    ==========   ==========   ==============    ==========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years Ended June 30,

                                                                      1999               1998               1997
                                                                      ----               ----               ----
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                               $  (354,961)      $    751,361       $    408,950
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                                      344,156            158,446             87,624
    Amortization and accretion                                          8,925             18,559             12,196
    FHLB stock dividend                                              (122,200)          (107,400)           (41,600)
    Provision for loan losses                                       1,524,416          1,108,099            203,278
    (Gain) loss on sales of mortgage-backed securities                      -                  -              1,219
    (Gain) loss on sales of investment securities                     (18,338)          (112,544)           (51,176)
    (Gain) loss on sale of property held for investment               (34,633)                 -                  -
    (Gain) loss on sale of repossessed assets                         (23,727)           (19,204)            (3,286)
    Deferred income tax                                              (288,589)           (49,970)           (65,060)
    Changes in assets and liabilities:
      Accrued interest receivable                                      51,151           (246,839)          (425,979)
      Other assets                                                      4,370            (93,822)           (41,676)
      Accrued interest payable                                       (146,772)            42,738            133,457
      Other liabilities                                              (866,524)           864,938            550,927
                                                                  -----------       ------------       ------------
        Net cash provided by (used in) operating
         activities                                                    77,274          2,314,362            768,874
                                                                  -----------       ------------       ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Proceeds from redemption of capital stock-FHLB                            -            202,400                  -
  Purchase of FHLB stock                                                    -         (1,058,700)          (246,600)
  Proceeds on maturities of investment securities                   1,510,305          1,003,040            578,776
  Purchase of other securities                                              -         (3,821,557)          (103,318)
  Principal collected on mortgage-backed securities                 1,969,315          1,319,332            773,889
  Proceeds on sales of mortgage-backed securities                           -                  -            855,237
  Proceeds on sales of other securities                               126,678          3,732,462            101,376
  Principal collected on investment securities called               1,546,668            817,779             34,071
  Purchase of investment securities                                (3,000,000)          (998,750)          (497,500)
  Purchase of mortgage-backed securities                                    -           (509,591)                 -
  Net (increase) decrease  in loans                                 4,924,168        (19,545,313)       (39,896,014)
  Construction in progress                                                  -           (806,507)                 -
  Purchases of equipment and improvements                          (1,715,994)          (542,573)        (1,216,643)
  Proceeds from sale of repossessed assets                            288,262            391,597            378,233
  Investment in repossessed assets                                   (950,871)          (460,075)          (387,725)

The accompanying notes are an integral part of these consolidated financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             Years Ended June 30,

                                                                          1999                 1998                 1997
                                                                          ----                 ----                 ----
  Proceeds from sale of property held for investment                      538,732                    -                    -
  Purchase of property held for investment                             (1,119,980)            (619,616)                   -
                                                                     ------------         ------------         ------------
    Net cash provided by (used in) investing activities                 4,117,283          (20,896,072)         (39,626,218)
                                                                     ------------         ------------         ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Borrowings from FHLB                                                 16,000,000           41,000,000           40,000,000
  Repayments to FHLB                                                  (30,000,000)         (28,000,000)         (28,000,000)
  Proceeds from other borrowings                                        1,166,777            1,012,029                    -
  Payments on other notes                                              (1,240,263)             (21,097)                   -
  Net increase in deposits                                              9,185,819            6,122,870           22,620,871
  Proceeds from sale of common stock                                            -                    -            3,712,847
  Proceeds from sale of treasury stock                                    170,801                    -                    -
  Purchase of shares for stock option plan                                      -             (240,918)                   -
  Purchase of treasury stock                                                    -             (258,551)                   -
  ESOP shares earned, net of tax                                          174,659                    -                    -
  Purchase of unearned ESOP shares                                              -              (66,905)            (714,593)
  Proceeds from borrowings for ESOP shares                                      -                    -              714,593
  Assets acquired in conversion                                                 -                    -              348,282
                                                                     ------------         ------------         ------------
    Net cash provided by (used in) financing activities                (4,542,207)          19,547,428           38,682,000
                                                                     ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                            (347,650)             965,718             (175,344)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,664,459              698,741              874,085
                                                                     ------------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $  1,316,809         $  1,664,459         $    698,741
                                                                     ============         ============         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash payments for:
      Interest                                                       $  6,467,164         $  6,245,279         $  4,179,369
                                                                     ============         ============         ============

      Income taxes                                                   $    200,000         $    656,368         $     66,248
                                                                     ============         ============         ============

The accompanying notes are an integral part of these consolidated financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

  The accounting policies that affect the significant elements of the financial statements are summarized below:

  BASIS OF PRESENTATION AND ORGANIZATION: The consolidated financial statements
  --------------------------------------
    of Cumberland Mountain Bancshares, Inc. and Subsidiaries (the Company) include the accounts of the Company, Middlesboro Federal Bank, F.S.B. (the "Bank") and the Company's wholly-owned subsidiary, Home Mortgage Loan Corporation. All significant intercompany accounts and transactions have been eliminated. On December 12, 1996, the Boards of Directors of the Bank and the Mutual Holding Company adopted a Plan of Conversion and Reorganization (the "Plan") and in December, 1996 the Bank organized the Company under Tennessee law as a first-tier wholly owned subsidiary. Pursuant to the Plan: (i) the Mutual Holding Company converted to an interim federal stock savings bank and simultaneously merged with and into the Bank;
    (ii) the Mutual Holding Company ceased to exist and the 330,000 shares or 64.71% of the outstanding Bank Common Stock held by the Mutual Holding Company was cancelled; and (iii) a second interim savings association ("Interim") was formed by the Company solely for the purpose of the merger with and into the Bank. As a result of the merger of Interim with and into the Bank, the Bank became a wholly owned subsidiary of the Company operating under the name "Middlesboro Federal Bank, Federal Savings Bank" and the outstanding Public Bank Shares, which amounted to 180,000 shares or 35.29% of the outstanding Bank Common Stock at September 30, 1996, was converted into the Exchange Shares pursuant to a ratio (the "Exchange Ratio"), which resulted in the holders of such shares (the "Public Stockholders") owning in the aggregate approximately the same percentage of the Common Stock outstanding upon the completion of the Conversion and Reorganization (i.e., the Conversion Stock and the Exchange Shares) as the percentage of Bank Common Stock Owned by them in the aggregate immediately prior to consummation of the Conversion and Reorganization, before giving effect to:
    (i) the exercise of dissenters' rights of appraisal by the holders of any shares of Bank Common Stock; (ii) the payment of cash in lieu of issuing fractional Exchange Shares; and (iii) any shares of Conversion Stock purchased by the Bank's stockholders in the Offerings or the ESOP thereafter. All necessary governmental and shareholder approvals for the Conversion and Reorganization were received. The Company's primary source of income is from its banking subsidiary, which operates in Middlesboro, Kentucky with three branches located in Pineville and Cumberland, Kentucky and Fountain City, Tennessee. The Bank's primary source of revenue is derived from net interest income on loans and investments.

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

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

  LOANS: Loans are stated at unpaid principal balances, less the allowance for
  -----
    loan losses and net of deferred loan fees and unearned discounts.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

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

  ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a
  -------------------------
    level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

  ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT
  -----------------------------------------------------------------------------
   OF LIABILITIES: The FASB issued SFAS No. 125, "Accounting for Transfers and
   --------------
    Servicing of Financial Assets and Extinguishment of Liabilities", which was effective for the Company's fiscal year beginning July 1, 1997. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS No. 125 upon the results of operations of the Company was not material.

  ACCOUNTING FOR IMPAIRMENT OF LOANS: The Company's measurement of impaired
  ----------------------------------
    loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 1999, $1,528,226 of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If, as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 1999. Residential mortgages and consumer loans and leases outside the scope of SFAS No. 114 are collectively evaluated for impairment.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

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

  OTHER REAL ESTATE OWNED: Other real estate owned ("OREO") represents property
  -----------------------
    acquired through foreclosure proceedings held for sale and real estate held for investment. OREO is carried at its fair value, net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in OREO expense. Recoverable costs relating to the development and improvement of OREO are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. Management is of the opinion that such sales will result in net proceeds at least equal to present carrying values.

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

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

    The Company and its subsidiaries file consolidated tax returns with the federal and state taxing authorities. A tax sharing agreement exists between the Company and the Bank whereby taxes for the Bank are computed as if the Bank were a separate entity. Amounts to be paid or credited with respect to current taxes are paid to or received from the Company.

  BASIC AND DILUTED EARNINGS PER SHARE: Basic earnings per share of common stock
  ------------------------------------
    is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock, management recognition plan shares and stock options outstanding and awarded during the period.

  ACCRUED COMPENSATED ABSENCES: The Company requires all earned vacation to be
  ----------------------------
    taken by their employees. There is no liability for compensated absences reflected in the accompanying financial statements due to the immateriality of the accrual.

  STOCK-BASED COMPENSATION PLANS: Effective in 1996, the Company adopted the
  ------------------------------
    disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). The fair value of each option granted is valued at an amount equal to the market price of the company's stock on the date of the grant.

NOTE 2 - INVESTMENT SECURITIES
         ---------------------

  The carrying value, unrealized gains (losses) and estimated market value of investment securities held to maturity and other investments are summarized as follows:

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                                                                          Gross              Gross             Estimated
                                                     Amortized         Unrealized          Unrealized           Market
                                                       Cost               Gains              Losses              Value
                                                       ----               -----              ------              -----
  June 30, 1999
  -------------
    Municipal bond                                    $       -          $       -          $       -         $       -
                                                      =========          =========          =========         =========

    Powell Valley National Bank, Inc.                 $ 180,000          $       -          $       -         $ 180,000
    Intrieve Corporation                                 15,000                  -                  -            15,000
                                                      ---------          ---------          ---------         ---------
                                                      $ 195,000          $       -          $       -         $ 195,000
                                                      =========          =========          =========         =========

  June 30, 1998
  -------------
    Municipal bond                                    $   6,976          $       -          $       -         $   6,976
                                                      =========          =========          =========         =========

    Powell Valley National Bank, Inc.                 $ 180,000          $       -          $       -         $ 180,000
    Intrieve Corporation                                 15,000                  -                  -            15,000
    CBES Bancorp, Inc.                                  109,957                  -             (1,617)          108,340
                                                      ---------          ---------          ---------         ---------
                                                      $ 304,957          $       -          $  (1,617)        $ 303,340
                                                      =========          =========          =========         =========

  June 30, 1997
  -------------
    Municipal bond                                    $  10,016          $       -          $       -         $  10,016
                                                      =========          =========          =========         =========

    NCF Financial Corporation                         $  88,318          $       -          $       -         $  88,318
    Intrieve Corporation                                 15,000                  -                  -            15,000
                                                      ---------          ---------          ---------         ---------
                                                      $ 103,318          $       -          $       -         $ 103,318
                                                      =========          =========          =========         =========

  The Company has the intent and ability to hold these securities to maturity.

  The carrying value, unrealized gains (losses) and estimated market value of investment securities available for sale are summarized as follows:

                                                                      Gross            Gross          Estimated
                                                    Amortized      Unrealized        Unrealized        Market
                                                      Cost            Gains            Losses           Value
                                                      ----            -----            ------           -----
June 30, 1999
-------------
  U.S. Treasury and government agencies           $2,451,474          $687            $ (31,270)      $2,420,891
  Franklin U.S. Government Securities Fund         1,000,000             -             (118,610)         881,390
                                                  ----------          ----            ---------       ----------
                                                  $3,451,474          $687            $(149,880)      $3,302,281
                                                  ==========          ====            =========       ==========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                                                                      Gross             Gross        Estimated
                                                     Amortized      Unrealized       Unrealized        Market
                                                       Cost           Gains            Losses          Value
                                                       ----           -----            ------          -----
June 30, 1998
--------------
  U.S. Treasury and government agencies             $ 2,492,872      $        -       $ (15,371)       $2,477,501
  Franklin U.S. Government Securities Fund            1,000,000               -         (79,941)          920,059
                                                    -----------      ----------       ---------        ----------
                                                    $ 3,492,872      $        -       $ (95,312)       $3,397,560
                                                    ===========      ==========       =========        ==========
June 30, 1997
--------------
  U.S. Treasury and government agencies             $ 3,315,369      $        -       $ (50,802)       $3,264,567
  Franklin U.S. Government Securities Fund            1,000,000               -         (90,608)          909,392
                                                    -----------      ----------       ---------        ----------
                                                    $ 4,315,369      $        -       $(141,410)       $4,173,959
                                                    ===========      ==========       =========        ==========

  The gross realized gains, losses and proceeds on sales of other securities and investment securities are as follows:

                                                    1999             1998            1997
                                                    ----             ----            ----
Proceeds                                          $126,678        $3,732,462        $101,376
                                                  ========        ==========        ========

Gross realized gains                              $ 18,338        $  112,544        $ 51,176
                                                  ========        ==========        ========

Gross realized losses                             $      -        $        -        $      -
                                                  ========        ==========        =========

  The amortized cost and estimated market value of investment securities, by contractual maturity, are as follows:

                                    June 30, 1999                   June 30, 1998                      June 30, 1997
                                    -------------                   -------------                      -------------
                                              Estimated                        Estimated                         Estimated
                             Amortized          Market        Amortized         Market          Amortized          Market
                                Cost            Value           Cost             Value            Cost             Value
                             ---------          -----           ----             -----          ---------          -----
Due in one year
 or less                     $  500,125       $  500,812      $1,003,330       $1,001,309       $1,003,041        $  994,102
Due after one year
 through five years           1,500,000        1,476,736         504,052          502,152        1,504,589         1,473,833
Due after five years
 through ten years                    -                -         498,254          495,395                -                 -
Due after ten years             451,349          443,343         494,212          485,621          817,755           806,648
                             ----------       ----------      ----------       ----------       ----------        ----------

                              2,451,474        2,420,891       2,499,848        2,484,477        3,325,385         3,274,583

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         ---------------------------------

                                   June 30, 1999                     June 30, 1998                     June 30, 1997
                          --------------------------------  --------------------------------  --------------------------------
                                              Estimated                         Estimated                         Estimated
                             Amortized         Market          Amortized         Market          Amortized         Market
                               Cost             Value            Cost             Value            Cost             Value
                          ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
Franklin U.S.
 Government
 Securities Fund                1,000,000          881,390        1,000,000          920,059        1,000,000          909,392
Other investments                 195,000          195,000          304,957          303,340          103,318          103,318
                               ----------       ----------       ----------       ----------       ----------       ----------

Total investment
 securities                    $3,646,474       $3,497,281       $3,804,805       $3,707,876       $4,428,703       $4,287,293
                               ==========       ==========       ==========       ==========       ==========       ==========

 There were no issues held at June 30, 1999, 1998 and 1997, that exceeded 10% of stockholders' equity.

NOTE 3 - MORTGAGE-BACKED SECURITIES
         --------------------------
Mortgage-backed securities are summarized as follows:

                                                                                Gross              Gross           Estimated
                                                            Amortized        Unrealized          Unrealized         Market
                                                              Cost              Gains              Losses            Value
                                                         ---------------  -----------------  ----------------  ---------------
June 30, 1999
-------------
  GNMA                                                        $  428,563       $      -             $ (3,358)       $  425,205
  FNMA                                                         2,833,649          3,452              (34,619)        2,802,482
  FHLMC                                                          354,592              -               (3,146)          351,446
                                                              ----------       --------             --------        ----------
    Total                                                     $3,616,804       $  3,452             $(41,123)       $3,579,133
                                                              ==========       ========             ========        ==========

June 30, 1998
-------------
  GNMA                                                        $  515,486       $      -             $ (1,892)       $  513,594
  FNMA                                                         4,605,380         10,985              (31,200)        4,585,165
  FHLMC                                                          479,499              -                 (416)          479,083
                                                              ----------       --------             --------        ----------
    Total                                                     $5,600,365       $ 10,985             $(33,508)       $5,577,842
                                                              ==========       ========             ========        ==========

June 30, 1997
-------------
  GNMA                                                        $  612,578       $  1,478             $ (1,177)       $  612,879
  FNMA                                                         5,813,648          2,380              (76,162)        5,739,866
                                                              ----------       --------             --------        ----------
    Total                                                     $6,426,226       $  3,858             $(77,339)       $6,352,745
                                                              ==========       ========             ========        ==========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 3 - MORTGAGE-BACKED SECURITIES (CONTINUED)
         -------------------------------------

  Mortgage-backed certificates represent participating interests in pools of long-term first mortgage loans. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

  The proceeds, gross realized gains and losses on sales of mortgage-backed securities are as follows:

                                                                                1999                 1998               1997
                                                                         -------------------  -------------------  ---------------
    Proceeds                                                             $                -   $                -   $       855,237
                                                                         ===================  ===================  ===============

    Gross realized gains                                                 $                -   $                -   $         2,014
                                                                         ===================  ===================  ===============

    Gross realized losses                                                $                -   $                -   $         3,233
                                                                         ===================  ===================  ===============

  At June 30, 1999, mortgage-backed securities with an amortized cost of $2,874,363 and estimated market value of $2,856,063 were pledged to secure deposits.

NOTE 4 - LOANS
         -----

  Major classifications of loans are summarized as follows (dollars in thousands):

                                                                               1999              1998              1997
                                                                         ----------------  ----------------  ----------------
Mortgage loans:
      One-to-four family                                                        $ 64,825          $ 68,328          $ 54,590
      Multi-family                                                                 2,350             2,421             1,441
      Commercial                                                                  18,837            19,442            17,402
    Construction:
      One-to-four family                                                           4,639             1,393             8,998
      Multi-family and commercial                                                  1,832               884                 -
    Commercial                                                                    10,536            10,682             8,311
    Consumer                                                                      12,418            16,647            13,061
                                                                                --------          --------          --------
        Total loans                                                              115,437           119,797           103,803

    Less:
      Unearned discounts                                                              (1)              (25)             (126)
      Allowance for loan losses                                                   (1,576)             (798)             (306)
      Loans in process                                                            (2,248)             (913)           (3,748)
                                                                                --------          --------          --------
        Net loans                                                               $111,612          $118,061          $ 99,623
                                                                                ========          ========          ========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 4 - LOANS (CONTINUED)
         ----------------

  Activity in the allowance for loan losses is summarized as follows:

                                                                              1999                1998                1997
                                                                           ----------           ----------           --------
    Balance, beginning of year                                             $  798,069           $  305,819           $179,584
    Provision for loan losses                                               1,524,416            1,108,099            203,277
    Charge-offs                                                              (911,209)            (726,657)           (99,680)
    Recoveries                                                                164,485              110,808             22,638
                                                                           ----------           ----------           --------
    Balance, end of year                                                   $1,575,761           $  798,069           $305,819
                                                                           ==========           ==========           ========

  Non-accrual loans and their impact on interest income are as follows:

                                                                             1999               1998               1997
                                                                           ----------         ----------          --------
    Non-accrual loans                                                      $1,528,226         $1,729,290          $627,820
                                                                           ==========         ==========          ========

    Impact on interest income:
      Interest income that would have been recorded on
      non-accrual loans in accordance with original terms                  $  139,307         $   31,306          $ 14,402
                                                                           ==========         ==========          ========

    Interest income actually received and recorded during
     the period                                                            $   41,349         $   86,465          $ 34,254
                                                                           ==========         ==========          ========

 The maturities of all loans at June 30, 1999 which have predetermined or floating or adjustable rates follows (amounts in thousands):

Predetermined Rate:
      1 month - 1 year                                                                               $10,557
      1 year - 5 years                                                                                 9,667
      Over 5 years                                                                                    16,200
                                                                                                     -------
        Total                                                                                        $36,424
                                                                                                     =======

    Floating or Adjustable Rates:
      1 month - 1 year                                                                               $26,472
      1 year - 5 years                                                                                41,250
      Over 5 years                                                                                     9,042
                                                                                                     -------
        Total                                                                                        $76,764
                                                                                                     =======

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 4 - LOANS (CONTINUED)
         ----------------

  The Company is engaged principally in providing first mortgage loans and accepting deposits. Substantially all of the Company's mortgage loan portfolio at June 30, 1999, 1998 and 1997, represents loans to borrowers in Southeastern Kentucky and Northeastern Tennessee. The Company's policy is to make mortgage loans that generally do not exceed 80% of the appraised value of the underlying property. The Company's loans on nonresidential properties are collateralized by churches, hospitals and other business properties.

  The Company has a blanket pledge to the Federal Home Loan Bank of $18,000,000 of their first mortgages on one-to-four family residences to secure their borrowings.

  Loans made to officers and directors of the Company and their interests are presented below.

                                   Balance,                                         Balance,
                              Beginning of Year    New Loans      Repayments       End of Year
                              -----------------    ---------      ----------       -----------
          1999                $1,275,223            $84,242         $269,293       $1,090,172
                              ==========            =======         ========       ==========

NOTE 5 - OTHER REAL ESTATE OWNED
         -----------------------

  Federal banking regulations require the Company to dispose of all OREO acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. Failure to receive additional extensions could result in losses on OREO.

  Loans converted to OREO through foreclosure proceedings totaled $950,871, $460,075 and $387,725 for the years ended June 30, 1999, 1998 and 1997, respectively. Sales of OREO that were financed by the Company totaled $288,262, $391,597 and $378,233 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 6 - ACCRUED INTEREST RECEIVABLE
         ---------------------------

  Accrued interest receivable is comprised of the following:

                                                 1999          1998          1997
                                                 ----          ----          ----
  Investment securities                        $ 44,007      $ 23,859      $ 24,005
  Mortgage-backed securities                     18,388        34,467        33,609
  Loans                                         871,699       926,919       680,792
                                               --------      --------      --------
      Total                                    $934,094      $985,245      $738,406
                                               ========      ========      ========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 7 - PREMISES AND EQUIPMENT
         ----------------------

  Premises and equipment is comprised of the following:

                                                                         1999             1998             1997
                                                                         ----             ----             ----
    Land                                                              $  297,870       $  155,000       $  155,000
    Office buildings and improvements                                  3,221,754        1,695,155        1,532,094
    Furniture, fixtures and equipment                                  2,256,109        1,403,077        1,023,565
    Construction in progress                                                   -          806,507                -
                                                                      ----------       ----------       ----------
      Total premises and equipment                                     5,775,733        4,059,739        2,710,659
    Less accumulated depreciation                                      1,189,200          845,044          686,598
                                                                      ----------       ----------       ----------
      Net premises and equipment                                      $4,586,533       $3,214,695       $2,024,061
                                                                      ==========       ==========       ==========

NOTE 8 - PROPERTY HELD FOR INVESTMENT
         ----------------------------

  Home Mortgage Loan Corporation, an operating subsidiary of the Company, has acquired four pieces of property to be used for future development and/or resale. The value of these properties at June 30, 1999 and 1998 was $1,235,497 and $619,616, respectively.

NOTE 9 - DEPOSITS
         --------

  Deposits are summarized as follows:

                                                                             Weighted
                                                                              Average
                                                                               Rate             Amount           Percent
                                                                               ----             ------           -------
   June 30, 1999
   -------------
     Balance by interest rate:
       Transaction accounts:
         Demand and NOW checking (including
          Non-interest bearing deposits of $2,301,668)                        1.64%           $ 11,246,158         10.52%
         Savings                                                              2.22%              8,838,394          8.27
         Money market                                                         3.73%              1,173,133          1.09
                                                                                              ------------        ------
           Total transaction accounts                                                           21,257,685         19.88
                                                                                              ------------        ------

       Certificates of deposit accounts:
         3.01% - 5.00%                                                                          19,247,838         18.00
         5.01% - 7.00%                                                                          66,399,614         62.12
                                                                                              ------------        ------
           Total certificates of deposit accounts                                               85,647,452         80.12
                                                                                              ------------        ------
           Total                                                                              $106,905,137        100.00
                                                                                              ============        ======

       Weighted average annual interest rate on total deposits                                                      4.82%
                                                                                                                   ======

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 9 - DEPOSITS (CONTINUED)
         -------------------

                                                                              Weighted
                                                                               Average
                                                                                Rate             Amount           Percent
                                                                                ----             ------           -------
    June 30, 1998
    -------------
      Balance by interest rate:
        Transaction accounts:
          Demand and NOW checking (including
           non-interest bearing deposits of $2,425,957)                         2.58%         $10,114,022          10.35%
          Savings                                                               1.93%           9,156,751           9.37
          Money market                                                          3.59%             469,336            .48
                                                                                              -----------         ------
            Total transaction accounts                                                         19,740,109          20.20
                                                                                              -----------         ------

        Certificates of deposit accounts:
          2.75% - 3.00%                                                                            79,045            .08
          3.01% - 5.00%                                                                            98,986            .10
          5.01% - 7.00%                                                                        77,801,178          79.62
                                                                                              -----------         ------
            Total certificates of deposit accounts                                             77,979,209          79.80
                                                                                              -----------         ------
            Total                                                                             $97,719,318         100.00
                                                                                              ===========         ======

        Weighted average annual interest rate on total deposits                                                     5.03%
                                                                                                                  ======

    June 30, 1997
    -------------
      Balance by interest rate:
        Transaction accounts:
          Demand and NOW checking (including
           non-interest bearing deposits of $1,480,424)                         2.52%         $ 9,780,631          10.68%
          Savings                                                               2.77%           9,642,903          10.53
          Money market                                                          3.93%             984,299           1.07
                                                                                              -----------         ------
            Total transaction accounts                                                         20,407,833          22.28
                                                                                              -----------         ------

        Certificates of deposit accounts:
          2.75% - 3.00%                                                                            76,904            .08
          3.01% - 5.00%                                                                         6,966,299           7.61
          5.01% - 7.00%                                                                        64,145,412          70.03
                                                                                              -----------         ------
            Total certificates of deposit accounts                                             71,188,615          77.72
                                                                                              -----------         ------
            Total                                                                             $91,596,448         100.00
                                                                                              ===========         ======

        Weighted average annual interest rate on total deposits                                                     5.02%
                                                                                                                  ======

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 9 - DEPOSITS (CONTINUED)
         -------------------

  Remaining contractual maturity of certificates of deposit accounts are as follows:

                                   1999                        1998                      1997
                                   ----                        ----                      ----
    Under one year              $62,729,691     73.24%     $55,720,269     71.46%     $55,714,946     78.26%
    One to three years           19,363,440     22.61       20,195,255     25.90       14,490,813     20.36
    Three to five years           3,532,732      4.12        2,038,140      2.61          849,046      1.19
    Five to ten years                21,589       .03            9,058       .01          100,116       .14
    Ten to twenty years                   -       .00           16,487       .02           33,694       .05
                                -----------    ------      -----------    ------      -----------    ------
      Total                     $85,647,452    100.00%     $77,979,209    100.00%     $71,188,615    100.00%
                                ===========    ======      ===========    ======      ===========    ======

  The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $29,381,472, $16,127,000 and $17,552,219 at June 30, 1999, 1998 and 1997, respectively.

  Interest expense on deposits consists of the following:

                                                                     1999             1998             1997
                                                                     ----             ----             ----
    NOW checking and money market                                $  224,872       $  227,251       $  217,386
    Savings                                                         208,343          244,153          249,743
    Certificates of deposit                                       4,722,200        4,205,801        3,380,128
                                                                 ----------       ----------       ----------
      Total                                                      $5,155,415       $4,677,205       $3,847,257
                                                                 ==========       ==========       ==========

NOTE 10 - FEDERAL INCOME TAXES
          --------------------

  Income taxes are comprised of the following:

                                                                    1999             1998             1997
                                                                    ----             ----             ----
    Current provision                                            $ 146,785         $463,330         $254,710
    Deferred benefit                                              (270,713)         (92,994)         (64,787)
                                                                 ---------         --------         --------
                                                                 $(123,928)        $370,336         $189,923
                                                                 =========         ========         ========

  Deferred tax assets and liabilities were comprised of the following:

                                                                                      1999             1998
                                                                                      ----             ----
  Tax bases over financial bases for loans (loan loss reserve
     and discounts)                                                                 $341,387         $111,952
  Deferred compensation                                                               98,356           66,248
  Retirement plans                                                                    96,241           86,663

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 10 - FEDERAL INCOME TAXES (CONTINUED)
          -------------------------------

                                                                            1999             1998
                                                                            ----             ----
    Depreciation                                                          (101,964)         (96,312)
    Unrealized gains (losses) on securities                                 63,534           40,414
                                                                         ---------         --------
      Net deferred tax asset                                             $ 497,554         $208,965
                                                                         =========         ========

  The Company's effective tax rate varies from the statutory rate of thirty-four percent. The reasons for this difference are as follows:

                                                                            1999               1998
                                                                            ----               ----
    Computed "expected" tax provision                                     $ 146,785          $463,330
    Increase (reduction) of taxes:
     Tax-exempt income                                                       41,678            36,819
     Allowance for loan losses                                             (229,434)          (76,495)
     Retirement plans                                                        (9,579)          (30,257)
     Deferred compensation                                                  (16,180)          (16,282)
     Depreciation                                                             5,653            21,065
     ESOP/MRP plan                                                          (61,149)                -
     Other                                                                   (1,702)          (27,844)
                                                                          ---------          --------
       Total                                                              $(123,928)         $370,336
                                                                          =========          ========

NOTE 11 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES
          -----------------------------------------------------

  CONCENTRATION OF CREDIT RISK: The Company's core customer loan origination
  ----------------------------
    base is located in Southeastern Kentucky and Northeastern Tennessee. At June 30, 1999, approximately eighty percent of the Company's loan portfolio was secured by real estate. Mortgage loans secured by one to four family properties comprised approximately sixty percent of total mortgage loans at June 30, 1999.

  OFF-BALANCE- SHEET ITEMS: The Company enters into financial instruments with
  ------------------------
    off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk that are not recognized in the accompanying consolidated balance sheets.

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 11 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          ----------------------------------------------------------------

    A summary of financial instruments with off-balance-sheet risk at June 30, is as follows (in thousands):

                                                                   1999           1998
                                                                   ----           ----
     Commitments to extend credit                                 $  482         $1,589
     Unfunded lines of credit                                      1,798          2,444
     Commercial and standby letters of credit                        191            210
                                                                  ------         ------
       Total                                                      $2,471         $4,243
                                                                  ======         ======

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

    Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party, which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company typically holds certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower.

  DIVIDENDS: Regulations limit the amount of dividends the Bank can pay in any
  ---------
    given year to that year's net income plus retained net income from the two preceding years. Additionally, the Bank and the Company cannot pay dividends which would cause either to be undercapitalized as defined by federal regulations.

  COMMITMENTS: The Company has entered into three noncancelable operating leases
  -----------
    for branch banking locations. At June 30, 1999, minimum rental commitments based on the remaining noncancelable lease terms were as follows:

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 11 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          ----------------------------------------------------------------

                               Year                   Amount
                               ----                   ------
                               2000                   $ 89,820
                               2001                     89,820
                               2002                     73,020
                               2003                     60,000
                               2004                     60,000
                            Thereafter                 555,000
                                                      --------
                                                      $927,660
                                                      ========

    Total rent expense for the years ended June 30, 1999, 1997 and 1996 was $89,820, $76,220 and $20,020, respectively.

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 11 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          ----------------------------------------------------------------

  CONTINGENCIES:  The Bank has a potential claim involving a loan customer who
  -------------
    had filed bankruptcy. The bankruptcy court awarded the Bank a settlement of eighty percent of the Bank's original claim. Subsequent to this action, the bankruptcy attorney of the debtor filed a motion in the U.S. Bankruptcy court requesting an appointment of a law firm to represent the debtor in connection with claims or causes of action against the Bank. Based upon review of motion filed, the Bank's attorney feels that there is no firm basis for a claim. There has been no provision for this unasserted claim in the accompanying financial statements.

NOTE 12 - NOTES PAYABLE
          -------------

  Notes payable at June 30, are as follows:

                                                                                 1999             1998             1997
                                                                                 ----             ----             ----
    Powell Valley National Bank note; dated June, 1997;
     secured by ESOP shares; due in annual payments of
     $54,362 including interest at 8.75% (9.5% in 1998 and
     1997); due June, 2015                                                    $  458,665       $  502,210         $543,620
    Powell Valley National Bank note; dated June, 1997;
     secured by ESOP shares; due in annual payments of
     $17,908 including interest at 8.75% (9.5% in 1998 and
     1997); due June, 2016                                                       145,911          157,807          170,973
    Powell Valley National Bank note; dated June, 1998;
     secured by real estate; due in quarterly payments of
     $29,868 beginning September, 1999; including interest at
     7.75% (8.5% in 1998); due March, 2014                                     1,000,000        1,000,000                -
    Individual note; dated January, 1998; secured by real
     estate; due in annual payments of $9,800 including
     interest at 5%; due January, 2008                                            69,657           75,673                -
    Individual note, dated January, 1998; secured by real
     estate; due in monthly payments of $1,035 with no
     interest; due May, 1999                                                           -           12,029                -
                                                                              ----------       ----------         --------
                                                                              $1,674,233       $1,747,719         $714,593
                                                                              ==========       ==========         ========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 12 - NOTES PAYABLE (CONTINUED)
          ------------------------

  Maturities on the notes payable are as follows:

                            Year            Amount
                         -----------      ------------
                            2000          $  120,984
                            2001             124,777
                            2002             128,802
                            2003             133,169
                            2004             137,875
                           After           1,028,626
                                          ----------
                                          $1,674,233
                                          ==========

NOTE 13 - EMPLOYEE BENEFIT PLANS
          ----------------------

  On July 1, 1995, a 401(K) plan was adopted covering substantially all employees. Each employee of the Bank automatically becomes eligible to participate in the plan on the July 1 immediately following the date on which such employee attains the age of 18 and completes one year of service.

  Employees' before-tax contributions are limited based on restrictions established by the Internal Revenue Service. In each plan year, the Bank will make matching contributions to each account equal to twenty-five percent of the employees' elective contributions. Employees are one hundred percent vested at all times in their contributions and regular matching contributions. In addition, the 401(K) arrangement plan permits the Bank to contribute a discretionary amount to all of the participants for any plan year, and those contributions will be allocated among the participants based upon their respective shares of the total compensation paid during the plan year to all participants eligible. The Bank's contributions for the years ended June 30, 1999, 1998 and 1997 were $12,921, $13,987, and $13,694, respectively.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

  Generally, the Company's practice and intent is to hold its financial instruments to maturity, unless otherwise designated. Where available, quoted market prices are used to determine fair value. However, many of the Company's financial instruments lack quoted market prices. Although the Company has incorporated what it considers to be appropriate estimation methodologies for those financial instruments which lack quoted market prices, a significant number of assumptions must be used in determining such estimated fair values. Such assumptions include subjective assessments of current market conditions, perceived risks associated with these financial instruments and other factors. Different assumptions might be considered by the user of the financial statements to be more appropriate, and the use of alternative assumptions or estimation methodologies could have a significant effect on the resulting estimated fair values. The estimated fair value presented neither includes nor gives effect to the values associated with the Company's business, existing customer relationships, and branch banking network, among other things.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
          ----------------------------------------------

  The following estimates of the fair value of certain financial instruments held by the Company includes only instruments that could reasonably be evaluated. The investment securities portfolio was evaluated using market quotes as of June 30, 1999. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows, after adjusting for credit deterioration, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. Cash and cash equivalents are valued at cost. The fair values disclosed for checking accounts, savings accounts, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates.

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

  The table below illustrates the estimated fair value of the Company's financial instruments as of June 30, 1999 using the assumptions described above (in thousands):

    Cash and cash equivalents                                                                          $  1,317
                                                                                                       ========
    Investment securities                                                                              $  7,076
                                                                                                       ========
    Loans                                                                                              $101,483
                                                                                                       ========
    Deposits                                                                                           $106,423
                                                                                                       ========
    Advances from FHLB                                                                                 $ 12,000
                                                                                                       ========
    Notes payable                                                                                      $  1,674
                                                                                                       ========
    Standby letters of credit                                                                          $    191
                                                                                                       ========
    Commitments to extend credit and unfunded lines of credit                                          $  2,280
                                                                                                       ========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 15 - DIRECTORS' RETIREMENT PLAN
          --------------------------

  The Bank has adopted the Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Directors (the "Directors' Plan") pursuant to which directors of the Bank are entitled to receive, upon retirement, sixty monthly payments in the amount of seventy-five percent of the average monthly fees that the respective director received for service on the Board during the twelve-month period preceding termination of service on the Board, subject to a twenty year vesting schedule. In connection with the adoption of the Directors' Plan, the Bank incurred an expense of $16,565, $70,940 and $147,560 for the years ended June 30, 1999, 1998, and 1997, respectively. The liability accrued under this plan was $185,175, $193,900 and $137,360 at June 30, 1999, 1998, and 1997,
respectively. The related deferred tax asset was $62,959, $65,926 and $43,234 at June 30, 1999, 1998, and 1997, respectively.

NOTE 16 - MANAGEMENT RECOGNITION PLAN
          ---------------------------

  The Company established the Management Recognition Plan ("MRP") as a method to reward and retain personnel of experience and ability in key positions of responsibility by providing employees of the Company, Middlesboro Federal Bank, F.S.B. and their subsidiaries with a proprietary interest in the Company, with compensation for their past contributions to the Company, and with an incentive to make such contributions in the future.

  A committee of not less than two members of the Board who are the nonemployee directors administer the trust and make awards. The assets of the Plan are held in a trust which is administered by trustees designated by the Board. Under terms of the plan, the MRP trust may purchase, in the aggregate, up to a maximum of 17,589 shares of common stock. Such shares may be newly issued shares, shares held in the treasury, or shares held in a grantor trust. As of October 21, 1999, awards covering 7,036 shares of common stock will be granted. One-third of these plan shares will be vested upon their award, one-third of the shares will vest when the participant completes two years of service following the award date and the remaining one-third shares will vest when the participant completes four years of service following the initial award date.

  Participants will recognize compensation income when their interest vests. Generally, the Company may claim a compensation expense deduction at the same time and same amount as a participant recognizes compensation income.

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

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 17 - EMPLOYMENT AGREEMENT (CONTINUED)
          -------------------------------

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

  In the event of (i) the Employee's involuntary termination of employment other than for just cause during the period beginning six months before a Change in Control (as defined) and ending on the later of the first anniversary of the Change in Control or the expiration date of the Employment Agreement (the "Protected Period"), (ii) the Employee's voluntary termination within ninety days of the occurrence of certain specified events occurring during the Protected Period which have not been consented to by the Employee, or (iii) the Employee's voluntary termination of employment for any reason within the thirty-day period beginning on the date of the Change in Control, the Employee will be paid within ten days of such termination (or the date of the Change in Control, whichever is later) an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 28OG(b)(3) of the Code, and (ii) the sum of any other parachute payments, as defined under Section 28OG(b)(2) of the Code, that the Employee receives on account of the Change in Control. The Employment Agreement with the Bank provides that within ten business days of a Change in Control, the Bank shall fund, or cause to be funded, a trust in the amount of
2.99 times the Employee's base amount, that will be used to pay the Employee amounts owed to him. These provisions may have an anti-takeover effect by making it more expensive for a potential acquirer to obtain control of the Company. In the event that the Employee prevails over the Company and the Bank, or obtains a written settlement in a legal dispute as to the Employment Agreement, he will be reimbursed for his legal and other expenses.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 17 - EMPLOYMENT AGREEMENT (CONTINUED)
          -------------------------------

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

  At June 30, 1999, 1998 and 1997, the accrual for the estimated benefits payable under this agreement was $97,889, $60,990 and $28,500, respectively.

NOTE 18 - EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

  The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who work forty or more hours per week. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying consolidated balance sheets.

  As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earning-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. The ESOP compensation expense for the year ended June 30, 1999 was $208,432.

  Shares of the Company held by the ESOP at June 30 are as follows:

                                                                                                  1999            1998
                                                                                                --------       ----------
    Allocated shares                                                                                   -                -
                                                                                                ========       ==========

    Shares released for allocation                                                                13,027                -
                                                                                                ========       ==========

    Unreleased (unearned) shares                                                                  74,829           87,856
                                                                                                ========       ==========

    Fair value of unreleased (unearned) shares                                                  $626,693       $1,405,696
                                                                                                ========       ==========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 19 - INCENTIVE COMPENSATION PLAN
          ---------------------------

  Effective July 1, 1996, the Bank's Board of Directors implemented an incentive compensation plan (the "Incentive Compensation Plan"). The Incentive Compensation Plan is unfunded and benefits are payable only in the form of cash from the Bank's general assets. The Incentive Compensation Plan is administered by the Compensation Committee (the "Committee") consisting of the Bank's non-employee directors. All employees who are with the Bank on the first and the last day of the plan year are eligible to participate in the Incentive Compensation Plan.

  A mathematical formula set forth in the Incentive Compensation Plan, and summarized below, determines the amount of each participant's annual cash bonuses ("bonuses"). Nevertheless, the Committee may in its discretion determine, by resolution adopted before the first day of any plan year, to change the employees participating in the Incentive Compensation Plan, and the formula for calculating the bonuses. Absent such action, for each plan year in which the Incentive Compensation Plan is in effect, the bonus pool will equal $35,000 times the return-on-average assets ("ROAA") times the Safety and Soundness Factor ("SSF") (which takes into account the Bank's nonperforming assets ("NPA") and its CAMEL ratings). ROAA will be calculated each year on a consolidated financial basis on a pre-dividend, pre-provision for loan loss and pre-plan payment basis. ROAA factor will equal the square of the ratio of (i) the Bank's return on average assets for the plan year to (ii) 0.8%. The Committee may adjust the Company's and the Bank's ROAA or NPA to take into account extraordinary financial events. The aggregate amount of bonuses payable for any calendar year will be proportionately reduced (to zero, if necessary) to the extent that the payment would cause the Bank to cease to be a "well-capitalized" institution for the year. The Incentive Compensation Plan provides that no bonuses will be paid for any year in which ROAA is less than 0.5%. Eighty percent of the bonus pool is expected to be divided among employees based on relative compensation amounts and the other twenty percent based on the Committee's discretion. Directors would be permitted to make deferral elections with respect to directors' fees, and to have the rate of return on their deferral be measured by the highest twelve month certificate of deposit rate paid by the Bank.

  The Incentive Compensation Plan has an indefinite term, and the Bank has the right at any time to terminate or amend the Incentive Compensation Plan for any reason; provided, that no amendment or termination shall, without the consent of a participant or, if applicable, the participant's beneficiary, adversely affect such participant's or beneficiary's rights with respect to benefits accrued as of the date of such amendment or termination. The bonus accrued was $9,000, $9,000 and $61,104 for the years ended June 30, 1999, 1998 and 1997, respectively.

NOTE 20 - ADVANCES FROM FHLB
          ------------------

  At June 30, 1999, 1998 and 1997, the Bank has outstanding advances from the Federal Home Loan Bank of $12,000,000, $26,000,000 and $13,000,000,
respectively. Four million dollars of advances, at June 30, 1999, bear interest at a rate of 6.02% and mature within the next year and eight million dollars of advances bear interest at a rate of 6.08% and mature March, 2003.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 21 - DEFERRED COMPENSATION
          ---------------------

  The Bank has an unfunded deferred compensation agreement with a former officer that provides additional benefits upon retirement. The plan specifies a benefit of $1,000 per month for fifteen years from the date of his retirement, which was December 31, 1993. If he does not live to receive all of his deferred compensation, the unpaid balance at the time of his death shall be forfeited. He is required to perform various future services under this agreement for the fifteen year term. A life insurance policy has been purchased on his life to reimburse the Bank for the net cost of the deferred compensation. The amount expensed under this agreement at June 30, 1999, 1998 and 1997, was $12,000.

  The Company specified an annual salary of $52,000 for Mr. Roy Shoffher. He has elected to defer this annual salary. At June 30, 1999 and 1998, $52,000 has been accrued under this contract and this liability and the related deferred tax asset of $35,360 and $17,680, respectively, are recognized in these financial statements.

  In connection with a deferred compensation agreement between the Bank and another former officer, provision has been made for the future compensation which is payable over the next twenty years. At June 30, 1999, 1998 and 1997, $141,505, $145,915 and $150,027, respectively, has been accrued under this contract and this liability and the related deferred tax asset of $48,111, $49,611 and $51,009, respectively are recognized in the financial statements. The Bank is the owner and beneficiary of a life insurance policy aggregating $200,000 on the life of this employee. The policy had an aggregate cash surrender value of $14,807, $8,447 and $4,110 at June 30, 1999, 1998 and 1997,
respectively.

NOTE 22 - 1998 STOCK OPTION AND INCENTIVE PLAN
          ------------------------------------

  The purpose of the stock option and incentive plan (the "Plan") is to advance the interests of the Company through providing select employees and directors of the Company and its subsidiaries with the opportunity to acquire shares of common stock. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide additional incentive to employees and directors of the Company or any subsidiary to promote the success of the business. The Plan is not qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and is exempt from the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

  The Plan became effective August 18, 1998 (the "Effective Date"), contingent upon approval of the Company's stockholders. Such approval was obtained on October 21, 1998. The Plan is to continue in effect for a period of ten years from its effective date, unless terminated earlier by the Board of Directors (the "Board"). The expiration of the Plan, or its termination by the Board, will not affect any awards previously granted under the Plan. The Board may also modify the Plan.

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 22 - 1998 STOCK OPTION AND INCENTIVE PLAN (CONTINUED)
          -----------------------------------------------

  The Plan is administered by a committee (the "Committee") of not less than two
(2) members of the Board who are "non-employee directors" within the meaning of the federal securities laws and who are appointed by, and serve at the pleasure of, the Board. A majority of the entire Committee constitutes a quorum, and the action of a majority of the members present at any meeting at which a quorum is present, or acts approved in writing by a majority of the Committee without a meeting, shall be deemed the action of the Committee.

  Subject to the express provisions of the Plan and to any resolutions adopted by the Board, the Committee has sole and complete authority and discretion to select participants and grant awards under the Plan, to determine the form and content of awards, to interpret the Plan, and to prescribe, amend and rescind the rules and regulations relating to the Plan. In addition, the Committee is authorized to make all other determinations deemed necessary or expedient to promote the best interests of the Company with respect to the Plan. All decisions, determinations, and interpretations of the Committee are final and conclusive on all persons affected thereby. Members of the Committee will be indemnified to the extent permissible under the Company's governing instruments in connection with any claims or other actions relating to any action taken under the Plan.

  Options may be either incentive stock options ("ISOs") as defined in Section 422 of the Code, or options that are not ISOs ("Non-ISOs"). Under the Plan, the aggregate fair market value of the common stock for which an employee may be granted ISOs which become first exercisable in any calendar year may not exceed $100,000. An optionee may purchase common stock through exercising an option and paying the exercise price associated therewith. Only common stock is subject to purchase upon exercise of the options. On the effective date, options covering 32,980 shares of the common stock were granted under the Plan pursuant to a Plan provision for automatic grants on that date.

  Under the Plan, the Committee determines the price at which options and SARs may be exercised, provided that the exercise price for any option or SAR may not be less than 100% of the fair market value per share of the common stock on the date such option is granted (110%, in the case of ISOs granted to persons owning more than 10% of the outstanding common stock).

  Unless the Committee specifically eliminates any vesting requirement or imposes a different vesting schedule in an option agreement, each option will become exercisable with respect to 33 1/3% of the optioned shares upon an optionee's completion of each of three years of service as an employee, director, or advisory or emeritus director, after the date of the Award, provided that an option shall become fully (100%) exercisable immediately if an optionee's continuous service terminates due to retirement at or after age 65, death, or disability (as determined by the Committee), as well as immediately upon a change in control or execution of a written agreement to effect a change in control. The term of options and SARs granted under the Plan may not be more than ten years from the date of grant (five years in the case of ISOs granted to an Optionee who owns stock representing more than 10% of the common stock outstanding at the time the ISO is granted).

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 23 - REGULATORY CAPITAL REQUIREMENT
          ------------------------------

  The Company and the Bank are required to comply with the capital adequacy standards established by the Office of Thrift Supervision (OTS). There are three basic measures of capital adequacy for banks that have been promulgated; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

  As of June 30, 1999, 1998 and 1997, the Company was considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios of the Company as of June 30, and the applicable regulatory minimums (in thousands):

                                                                 1999                    1998                   1997
                                                        -----------------------  ---------------------  ---------------------
                                                           Amount       Ratio      Amount      Ratio      Amount      Ratio
                                                        ------------  ---------  -----------  --------  -----------  --------
    Tangible Capital Requirement:
      Actual                                                 $ 8,831       6.81       $8,840      6.50       $8,655      7.54
      Minimum required                                         1,943       1.50        2,040      1.50        1,721      1.50
                                                             -------      -----       ------     -----       ------     -----
      Excess over minimum                                    $ 6,888       5.31       $6,800      5.00       $6,934      6.04
                                                             =======      =====       ======     =====       ======     =====

    Core Capital Requirement:
      Actual                                                 $ 8,831       6.81       $8,840      6.50       $8,655      7.54
      Minimum required                                         5,184       4.00        5,439      4.00        4,592      4.00
                                                             -------      -----       ------     -----       ------     -----
      Excess over minimum                                    $ 3,647       2.81       $3,401      2.50       $4,063      3.54
                                                             =======      =====       ======     =====       ======     =====

    Risk-Based Capital Requirement:
      Actual                                                 $10,011      10.65       $9,639     10.04       $8,961     11.36
      Minimum required                                         7,521       8.00        7,681      8.00        6,309      8.00
                                                             -------      -----       ------     -----       ------     -----
      Excess over minimum                                    $ 2,490       2.65       $1,958      2.04       $2,652      3.36
                                                             =======      =====       ======     =====       ======     =====

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS
          -----------------------------------

  Condensed financial statements of the Company (Cumberland Mountain Bancshares, Inc.) are presented below. Amounts shown as investment in the wholly-owned subsidiaries and equity in earnings of the subsidiaries are eliminated in consolidation.


                                 BALANCE SHEETS
                                 --------------
                                     ASSETS
                                     ------

                                                                           1999                1998               1997
                                                                       ------------        ------------        ------------
Cash                                                                    $     4,600         $   393,972         $   11,662
Investment in wholly-owned subsidiaries                                  10,416,268          10,641,915          8,414,107
Other investments                                                                 -             108,340             88,318
Deferred tax                                                                 50,245                   -                  -
                                                                       ------------         -----------         ----------
  TOTAL ASSETS                                                          $10,471,113         $11,144,227         $8,514,087
                                                                       ============         ===========         ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Accounts payable and accrued expenses                                   $   158,466         $   723,375         $        -
Notes payable                                                             1,604,576           1,660,017                  -
                                                                        -----------         -----------        -----------
  Total liabilities                                                       1,763,042           2,383,392                  -
                                                                        -----------         -----------        -----------

Common stock                                                                  6,788               6,788              6,788
Treasury stock                                                              (87,750)           (258,551)                 -
Unearned ESOP shares                                                       (897,135)         (1,053,328)          (986,423)
Unearned stock options                                                     (240,918)           (240,918)                 -
Paid-in capital                                                           5,560,396           5,541,930          5,541,930
Retained earnings                                                         4,490,020           4,844,981          4,093,620
Net unrealized gains (losses) on available
  for sale securities, net of tax effect                                   (123,330)            (80,067)          (141,828)
                                                                        -----------         -----------         ----------
   Total stockholders' equity                                             8,708,071           8,760,835          8,514,087
                                                                        -----------         -----------         ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $10,471,113         $11,144,227         $8,514,087
                                                                        ===========         ===========         ==========

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999


NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          ----------------------------------------------

                             STATEMENTS OF INCOME
                             --------------------

                                                                         1999                1998                 1997
                                                                  ------------------  -------------------  ------------------
INCOME (EXPENSE)
  Investment income                                                     $       375          $    12,101         $         -
  Gain (loss) on sale of investment securities                               18,338              112,544                   -
  Equity in undistributed net income (loss) of subsidiaries                 (55,767)             766,586             408,970
  Other income                                                               51,612                    -                   -
  Interest expense                                                         (144,065)             (81,082)                (20)
  Compensation                                                             (220,194)             (52,000)                  -
  Miscellaneous expenses                                                     (5,260)              (6,787)                  -
                                                                        -----------          -----------         -----------
    Net income (loss)                                                   $  (354,961)         $   751,362         $   408,950
                                                                        ===========          ===========         ===========

                                                 STATEMENT OF CASH FLOWS
                                                 ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $  (354,961)         $   751,362         $   408,950
  Reconciliation of net income to net cash provided by
   operating activities:
    Equity in undistributed net income of subsidiary                         55,767             (751,290)           (408,970)
    Gain (loss) on sale of investment securities                            (18,338)            (112,544)                  -
    (Increase) decrease in deferred tax                                     (50,245)                   -                   -
    Increase (decrease) in accounts payable and accrued
     Expenses                                                              (564,909)             723,375                   -
                                                                        -----------          -----------         -----------
      Net cash provided by (used in) operating activities                  (932,686)             610,903                 (20)
                                                                        -----------          -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investments                                                         -           (3,651,797)            (88,318)
  Sales of investment securities                                            126,678            3,644,154                   -
                                                                        -----------          -----------         -----------
      Net cash provided by (used in) investing activities                   126,678               (7,643)            (88,318)
                                                                        -----------          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends received from subsidiary                                        125,000              400,000                   -
  Distribution of cash in reorganization                                          -                    -             100,000
  Proceeds from borrowings                                                        -            1,000,000                   -
  Payments on borrowings                                                    (53,824)             (54,576)                  -
  Purchase of stock for ESOP plan                                                 -              (66,905)                  -
  Proceeds from sale of treasury stock                                      170,801                    -                   -

             CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                             Middlesboro, Kentucky

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999

NOTE 24 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          ----------------------------------------------

                                                                              1999                 1998                 1997
                                                                              ----                 ----                 ----
  ESOP shares earned, net of tax                                             174,659                     -                   -
  Purchase of shares for stock option plan                                         -              (240,918)                  -
  Purchase of treasury stock                                                       -              (258,551)                  -
  Additional investment in subsidiary                                              -            (1,000,000)                  -
                                                                           ---------           -----------            --------
    Net cash provided by (used in) financing activities                      416,636              (220,950)            100,000
                                                                           ---------           -----------            --------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                (389,372)              382,310              11,662

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 393,972                11,662                   -
                                                                           ---------           -----------            --------

CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   4,600           $   393,972            $ 11,662
                                                                           =========           ===========            ========

NOTE 25 - YEAR 2000
          ---------

  The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, due to modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if any new modifications or conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

NOTE 26 - LOAN SERVICING
          --------------

  The Bank sold $2,783,000 of loans and retained servicing rights ranging from .125% to .25%. There was no servicing asset or liability recorded because the
Bank estimated that the benefits of servicing are just adequate to compensate for its servicing responsibilities. Servicing income for June 30, 1999 and 1998 was $13,000, and $4,289, respectively.

NOTE 27 - RECLASSIFICATIONS
          -----------------

  There have been some reclassifications of amounts within the stockholders' equity for the year ended June 30, 1998 to properly reflect stock option shares, treasury shares and unearned ESOP shares.

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

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

               1.   Independent Auditor's Report

                    (a) Consolidated Balance Sheets as of June 30, 1999, 1998
                        and 1997
                    (b) Consolidated Statements of Income for the Years Ended
                        June 30, 1999, 1998 and 1997
                    (c) Consolidated Statements of Stockholders' Equity for the
                        Years Ended June 30, 1999, 1998 and 1997
                    (d) Consolidated Statements of Cash Flows for the Years
                        Ended June 30, 1999, 1998 and 1997
                    (e) Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules.  None
              -----------------------------

          (3) Exhibits.  The following exhibits are either filed as part of this
              --------
              Annual Report on Form 10-KSB or incorporated herein by reference:

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

          10.3 Middlesboro Federal Bank, FSB 1993 Management Recognition and Retention Plan (As Amended and Restated) *+

          10.4 Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Non-Employee Directors *+

          10.5 Middlesboro Federal Bank, FSB Incentive Compensation Plan *+

          10.6 Form of indemnification agreements with directors *

          10.7 Cumberland Mountain Bancshares, Inc. 1998 Stock Option and Incentive Plan +

          10.8 Cumberland Mountain Bancshares, Inc. Management Recognition Plan+

          21   Subsidiaries of Registrant

          23   Consent of Marr, Miller & Myers, PSC

          27   Financial Data Schedule (EDGAR Only)

_____________

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

                                       CUMBERLAND MOUNTAIN BANCSHARES, INC.


Date:  September 24, 1999              By: /s/ James J. Shoffner
                                           -------------------------------------
                                           James J. Shoffner
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ J. Roy Shoffner                By: /s/ Reecie Stagnolia, Jr.
    -----------------------------          --------------------------------
    J. Roy Shoffner                        Reecie Stagnolia, Jr.
    Chairman of the Board                  Director

Date: September 24, 1999               Date: September 24, 1999


By: /s/ James J. Shoffner              By: /s/ Raymond C. Walker
    -----------------------------         --------------------------------
    James J. Shoffner                     Raymond C. Walker
    President and Director                Director
    (Chief Executive Officer)

Date: September 24, 1999               Date: September 24, 1999


By: /s/ J. D. Howard                   By: /s/ Barry Litton
    -----------------------------         --------------------------------
    J. D. Howard                          Barry Litton
    Vice President                        Director
    (Chief Financial and Accounting
    Officer)

Date: September 24, 1999               Date: September 24, 1999