Form 10QSB
period 1999-09-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 1999-11-15
CIK 1029093

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                              ------------------

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


               APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 1999, there were 679,620 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  [ ]     No  [X]

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   FORM 10-QSB   September 30, 1999

                             INDEX


                                                            Page
                                                            ----

Part I - Financial Information
         ---------------------
  Item 1. Financial Statements
     Consolidated Statement of Financial Condition
       September 30, 1999 and June 30, 1999                    2
     Consolidated Statements of Income
       Three Months Ended September 30, 1999 and 1998          3
     Consolidated Statements of Stockholders' Equity
       Three Months Ended September 30, 1999                   4
     Consolidated Statements of Cash Flows
       Three Months Ended September 30, 1999 and 1998        5-6
     Notes to the Consolidated Financial Statements          7-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations               9-16

Part II - Other Information                                   17
          -----------------

Signatures                                                    18

           CUMBERLAND MOUNTAIN BANCSHARES, INC.
                  Middlesboro, Kentucky

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
           September 30, 1999 and June 30, 1999

                        ASSETS
                        ------

                                                 September 30,      June 30,
                                                     1999             1999
                                                 ------------    ------------
Cash and cash equivalents                         $  3,321        $  1,317
Investment securities, held-to-maturity                  -               -
Investment securities available-for-sale,
  at market value                                    3,328           3,302
Other investments, held to maturity, (market
  value $195,000 at September 30, 1999 and
  June 30, 1999)                                       195             195
Mortgage-backed securities available-for-sale,
  at market value                                    3,323           3,579
Loans, net of allowance for loan losses of
  $1,454,000 at September 30, 1999
  and $1,576,000 at June 30, 1999                  110,788         111,612
Accrued interest receivable                            866             934
Real estate held for investment                      1,211           1,236
Repossessed property                                   947             739
Federal Home Loan Bank (FHLB) stock, at cost         1,843           1,810
Premises and equipment, net                          4,507           4,587
Prepaid expenses and other assets                      353             283
                                                  --------        --------
                     TOTAL ASSETS                 $130,682        $129,594
                                                  ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Deposits                                           106,736         106,905
Advances from FHLB                                  12,500          12,000
Notes payable                                        1,645           1,674
Accrued interest payable                               684             137
Other liabilities                                      273             170
                                                  --------        --------
     Total liabilities                             121,838         120,886
                                                  --------        --------
Common stock, $0.01 per value, 8,000,000 shares
  authorized, 679,620 shares issued and
  outstanding                                            7               7
Treasury stock, 5,200 shares outstanding, at cost      (88)            (88)
Additional paid-in capital                           5,555           5,560
Retained earnings                                    4,656           4,490
Unearned ESOP shares                                  (878)           (897)
Unearned Stock Option shares                          (241)           (241)
Undistributed MRP shares                               (69)             --
Net unrealized loss on investment securities
  available-for-sale, net of deferred tax              (98)           (123)
                                                  --------        --------
     Total stockholders' equity                      8,844           8,708
                                                  --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $130,682        $129,594
                                                  ========        ========

The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro , Kentucky

           CONSOLIDATED STATEMENTS OF INCOME
       THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
        (Amounts in thousands, except per share data)

                                                         Three Months
                                                     Ended September 30,
                                                     -------------------
                                                      1999         1998
                                                      ----         ----
INTEREST INCOME
  Investment securities                               $    60      $    44
  Mortgage-backed securities                               50           77
  Loans                                                 2,310        2,534
  FHLB Stock                                               33           31
                                                      -------      -------
    Total interest income                               2,453        2,686

INTEREST EXPENSE
  Deposits                                              1,255        1,258
  FHLB advances                                           160          370
  Other borrowed money                                     36           46
                                                      -------      -------
    Total interest expense                              1,451        1,674

NET INTEREST INCOME                                     1,002        1,012

PROVISION FOR LOAN LOSSES                                  62          138
                                                      -------      -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                         940          874
                                                      -------      -------
NON-INTEREST INCOME
  Loan fees and service charges                           201          172
  Gains (losses) on sales of investment securities         --           24
  Gains (losses) on sales of repossessed assets           (10)         (10)
  Gains (losses) on sales of real estate held for
    investment                                             16           --
  Other                                                     1           --
                                                      -------      -------
    Total non-interest income                             208          186
                                                      -------      -------
NET INTEREST AND NON-INTEREST INCOME                    1,148        1,060
                                                      -------      -------
NON-INTEREST EXPENSE
  Salaries and employee benefits                          373          350
  Data processing fees                                     54           72
  SAIF deposit insurance premiums                          24           22
  Occupancy and equipment expense                         146          105
  Franchise and other taxes                                32           36
  Marketing and other professional services                33           40
  ESOP expense                                             13           52
  Other                                                   224          202
                                                      -------      -------
    Total non-interest expense                            899          879
                                                      -------      -------
INCOME BEFORE INCOME TAX EXPENSE                          249          181

INCOME TAX EXPENSE                                         83           86
                                                      -------      -------
NET INCOME                                            $   166      $    95
                                                      -------      -------
PER SHARE OF COMMON STOCK:
  Earnings (basic)                                    $0.2897      $0.1665
  Earnings (dilutive)                                 $0.2645      $0.1655
  Dividends                                           $     -      $     -

The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)

                                                                       Unrealized
                                                                         Loss on
                                                                       Investment
                                               Additional              Securities     Unearned
                                    Common      Paid-In     Retained   Available-      ESOP
                                     Stock      Capital     Earnings     for Sale      Shares
                                    -------    ---------    --------   -----------    --------

Balance at June 30, 1999            $     7     $ 5,560      $ 4,490     $  (123)      $ (897)

Net income for the three month
  period ended September 30, 1999        --          --          166          --            --

Common stock issued                      --          --           --          --            --

ESOP shares transferred                  --          --           --          --            --

ESOP shares earned                       --          (5)          --          --            19

Stock Option shares transferred          --          --           --          --            --

MRP shares acquired                      --          --           --          --            --

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  September 30, 1999, net of
  deferred tax                           --          --           --          25           --
                                    -------     -------      -------     -------      -------
Balance at September 30, 1999       $     7     $ 5,555      $ 4,656     $   (98)     $  (878)
                                    =======     =======      =======     =======      =======

                                    Unearned
                                     Stock      Unearned
                                    Option        MRP       Treasury
                                    Shares       Shares      Stock       Total
                                    -------    ---------    --------   -------

Balance at June 30, 1999            $  (241)    $    --      $   (88)    $ 8,708

Net income for the three month
  period ended September 30, 1999        --          --           --         166

Common stock issued                      --          --           --          --

ESOP shares transferred                  --          --           --          --

ESOP shares earned                       --          --           --          14

Stock Option shares transferred          --          --           --          --

MRP shares acquired                      --         (69)          --         (69)

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  September 30, 1999, net of
  deferred tax                           --          --           --          25
                                    -------     -------      -------     -------
Balance at September 30, 1999       $  (241)    $   (69)     $   (88)    $ 8,844
                                    =======     =======      =======     =======

The accompanying notes are an integral part of these financial statements

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                      Three Months Ended September 30,

                                                        1999         1998
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    166     $     95
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                           100           44
    Amortization and accretion                               4            5
    FHLB stock dividend                                    (33)         (31)
    Provision for loan losses                               62          138
    (Gains) losses on sales of investment securities        --          (24)
    (Gains) losses on sales of other repossessed
       assets                                               10           10
    (Gains) losses on sales of property held for
      investment                                           (16)          --
    Changes in assets and liabilities:
      Accrued interest receivable                           68           30
      Prepaid expenses and other assets                    (70)        (213)
      Accrued interest payable                             547          601
      Other liabilities                                    103         (547)
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                       941          108
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                   --           --
  Purchases of investment securities available-
    for-sale                                                --       (1,000)
  Proceeds on maturities of investment securities
    available-for-sale                                      --        1,000
  Purchases of other investments                            --           --
  Proceeds on sales of other investments                    --          304
  Principal collected on mortgage-backed securities        262          478
  Proceeds on sales of mortgage-backed securities
    available-for-sale                                      --           --
  Purchase of mortgage-backed securities
    available-for-sale                                      --           --
  Purchase of real estate held for investment             (142)        (155)
  Proceeds from sales of property held for
    investment                                             183           --
  Proceeds from the sale of loans                           --          900
  Net (increase) decrease in purchased loans                41           81
  Net (increase) decrease in loans exclusive
    of loans purchased                                     705       (3,191)
  Net (increase) decrease in repossessed property         (218)          --
  Purchases of premises and equipment                      (20)       1,107
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                       811         (476)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                     (169)        (175)
  Net increase (decrease) in advances from FHLB            500       (1,500)
  Net increase (decrease) in other borrowings              (29)       1,005
  ESOP shares earned, net of tax                            19           --
  Purchase of shares for MRP                               (69)          --
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                             252         (670)

The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                       Three Months Ended September 30,

                                                        1999         1998
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           2,004       (1,038)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,317        1,664
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 3,321      $   626
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                        $   289      $   307
                                                      =======      =======
      Income taxes                                    $    --      $    --
                                                      =======      =======
  Loans transferred to other real estate during
    the period                                        $   147      $   271
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $   (25)     $   (31)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

           CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                        (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended September 30, 1999 and 1998.

   Operating results for the three month period ended September
30, 1999 is not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                             September 30,
                                                 1999
                                             ------------
       Balance, beginning of year              $  1,576
       Provision for loan losses                     62
       Charge-offs, net of recoveries              (184)
                                               --------
                                               $  1,454
                                               ========

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1999
                       (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS

   Nonaccrual loans are as follows (amounts in thousands):


                                         September 30,  June 30,
                                              1999       1999
                                         ------------  --------
Construction Mortgage Loans                  $  164    $   --
Permanent Mortgage Loans, Secured by:
  1-4 Dwelling Units                          1,339       872
  5 or More Dwellng Units                        --        --
  Nonresidential Property (Except Land)         265       265
  Land                                           15        --
Nonmortgage Loans and Leases, Closed End:
  Commercial                                    390       258
  Auto                                           16        71
  Other Consumer                                 43        62
                                             ------    ------
                                             $2,232    $1,528
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

FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein,
the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the
Company's market area generally.   Some of the forward-looking
statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of certain recent accounting pronouncements and the Company's projected effects related to the year 2000 compliance issue.

YEAR 2000 READINESS DISCLOSURE

     Like most financial institutions, the Company's principal subsidiary relies extensively on computers in conducting its business. It has been widely reported that many computer programs currently in use were designed without adequately considering the impact of the upcoming change in century on their date codes. If these design flaws are not corrected, these computer applications may malfunction in the year 2000. Subsequent to fiscal year end, the Company converted its mission-critical processing systems to a new system, which is Year 2000 compliant and is fully tested and fully certified.
The Company has completed testing of systems provided by third party providers. It estimates that costs associated with resolving all Year 2000 problems (other than the costs associated with the new processing system) will not exceed $100,000. Since the decision to convert to a new processing system was not related to Year 2000 compliance, the costs of such system (approximately $450,000) has been capitalized. The Company has developed a contingency plan to address the potential failure of the Company's efforts (or the efforts of third parties on whom the Company relies) to fully address the Year 2000 problem. The contingency plan if mission critical systems fail on January 1, 2000 is to revert to a manual processing system until which time that systems can be modified or new systems put in place. Staff will be trained in December 1999 on the manual backup procedures and written procedures and required forms will be available in the appropriate work areas. The Company has also identified certain non-technological systems, such as its HVAC and alarm systems, which have embedded technology that could be affected by the Year 2000 problem and has completed the process of testing and/or determining what efforts were required to make such systems Year 2000 compliant. The Year 2000 project team has identified and contacted all vendors of such equipment and have been assured within a reasonable comfort level that such systems will continue to function beyond the Year 2000.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION

     Total assets of the Company have increased 0.84% from $129,594,000 at June 30, 1999 to $130,682,000 at September 30,
1999. This increase in assets has resulted primarily from the increase in cash and cash equivalents of $2 million, or 152.17% to $3,321,000 at September 30, 1999 from $1,317,000 at June 30,
1999. This increase in cash and cash equivalents was primarily the result of management's liquidity planning process for potential cash needs by the Savings Bank's deposit customers related to the Year 2000.

     Unusual market responses to the century date change could lead to a perceived need for extra liquidity by the Savings Bank's customers during the century date change period. In an effort to be prepared for this possible situation, management in proactively managing the liquidity needs of the Savings Bank to ensure that no interruption in service to its customers is realized. Management believes it is essential to maintain the highest degree of confidence in the Savings Bank and the Savings Bank's ability to meet its customer's demands.

     The Company's increase in liquidity during the three months ended September 30, 1999 has created a slight increase in borrowings of advances from the FHLB. FHLB advances increased by $500,000 from $12,000,000 at June 30, 1999 to $12,500,000 at
September 30, 1999. Total stockholders' equity rose by $136,000, or 1.57%, principally due to net income realized during the quarter.

RESULTS OF OPERATIONS

     Net Income  The Company realized net income of $166,000
     ----------
for the three-month period ended September 30, 1999. This compared to a net income of $95,000 for the three-month period ended September 30, 1998. This increase in net income was primarily the result of a decrease in the provision for loan losses of $76,000 from $138,000 for the three-month period ended September 30, 1998 to $62,000 for the three-month period ended September 30, 1999. The decrease in provision for loan losses is the result of management's efforts in prior quarters to increase the amount of allowances for loan losses to levels sufficient to absorb any losses suffered in future quarters. Management is continuing their efforts to strengthen the portfolio by tightening underwriting standards and collection efforts.

     Interest Income  Total interest income for the three-month
     ---------------
period ended September 30, 1999 amounted to $2,453,000, a decrease of 8.68% from the Company's total interest income of $2,686,000 for the three-month period ended September 30, 1998. During the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998, the Company's interest income on its loan portfolio decreased 8.84% from $2,534,000 to $2,310,000; its interest income from its mortgage-backed securities portfolio decreased 35.07% from $77,000 to $50,000; interest income from its investment securities portfolio increased 36.37% from $44,000 to $60,000; and interest income from FHLB stock increased 6.46% from $31,000 to $33,000. The reduction in interest income on the Company's loan portfolio has occured primarily due to the shrinkage of the loan portfolio combined with a $704,000 increase in non-accrual loans. The Savings Bank is attempting to increase the overall interest income of the Company by originating additional mortgage loans and consumer loans while also maintaining its investment in investment securities and mortgage-backed securities.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Interest Expense  Interest expense decreased from
     ----------------
$1,674,000 for the three-month period ended September 30, 1998, to $1,451,000 for the three-month period ended September 30, 1999. During the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998, the Company's interest expense on FHLB advances decreased 56.76% from $370,000 to $160,000. This decrease in interest expense on FHLB advances is due to the decrease in the average balance of this account during the quarter, which had primarily been used to fund mortgage and consumer loan demand.

     Net Interest Income  During the three months ended
     -------------------
September 30, 1999, net interest income decreased 0.99% to $1,002,000 from $1,012,000 for the three months ended September
30, 1998. This decrease was due primarily to the reduction in loan growth by the Savings Bank.

     Provision for Loan Losses  Provisions for loan losses are
     -------------------------
charged to earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by Middlesboro Federal, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

     For the three-month period ended September 30, 1999, the Savings Bank provided $62,000 for loan losses compared to $138,000 during the three-month period ended September 30, 1998. The provision for loan loss amounts represent management's effort to maintain an adequate reserve against losses. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At September 30, 1999, the Company's allowance for loan losses represented 64.25% of total non-accrual loans and 1.28% of the outstanding balance of total loans.

     Non-Interest Income  Non-interest income for the three-
     -------------------
month period ended September 30, 1999 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended September 30, 1999 was $208,000, an increase of 11.83% from $186,000 for the three-month period ended September 30, 1998. Included in non-interest income for the three-month period ended September 30, 1999 is a $16,000 gain on the sale of real estate held for development.

     Loan fees and service charges for the three-month period ended September 30, 1999 increased $29,000, or 16.86%, to $201,000 from $172,000 for the three-month period ended September 30, 1998. This increase was attributable to an increase in loan fees charged to new loan customers, in deposit fees primarily related to the increase in the level of deposits, and an increase in the collection of late charge fees resulting from improved collection efforts.

           CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS (CONTINUED)

     Non-Interest Expense  For the three-month period ended
     --------------------
September 30, 1999, as compared to the three-month period ended September 30, 1998, total non-interest expense increased $20,000 from $879,000 to $899,000 or 2.28%. Total salaries and employee benefits were $373,000 for the three-month period ended September 30, 1999, up $23,000 over the three-month period ended September 30, 1998 level of $350,000. Occupancy and equipment expense was $146,000 for the three-month period ended September 30, 1999, up $41,000 from the three-month period ended September 30, 1998. This increase was primarily due to increased depreciation and maintenance costs associated with the October 1998 opening of a new branch office in Fountain City, Tennessee.

     Partially offsetting these increases was a reduction in data processing fees of $18,000, or 25%, to $54,000 for the three-month period ended September 30, 1999, compared to $72,000 for the three-month period ended September 30, 1998. This decrease is due mainly to the cost savings realized from the conversion of the Savings Bank's data processing system in August of 1998.

     The Company recognized a $13,000 expense for the three-month period ended September 30, 1999, compared to a $52,000 expense for the three-month period ended September 30, 1998.
The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year. As shares are released from collateral, the Company reports compensation expense equal to the current market price of shares and the shares become outstanding.

     Other expenses of $224,000 increased $22,000 over the three-month period ended September 30, 1998 amount of $202,000. The increase in other expenses for the three-month period ending September 30, 1999, is primarily due to increases in consulting fees and loan expenses. Consulting fees increased $7,000 for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998. This increase was primarily due to the fees resulting from the employment of a former Savings Bank officer and director to oversee the real estate development activities of the Company's subsidiary. An increase in loan expenses has resulted from management's efforts to strengthen collection efforts in order to reduce non-performing loans.

     Income Taxes  Income tax expense for the three-month
     ------------
period ended September 30, 1999 was $83,000 compared to $86,000 for the three-month period ended September 30, 1998. The changes in income tax expense are a result of changes in net taxable income during the periods and the change in accounting for tax estimates for the Company individually.

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

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the quarter ended September 30, 1999 was 6.87% and its liquidity ratio was 4.58% at September 30, 1998.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Banks lending and investment activities. Deposits were $106,736,000 and $106,905,000 at September 30, 1999 and June 30, 1999, respectively.

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $3,321,000 at September 30, 1999 and $1,317,000 at June 30, 1999. Of these amounts, $879,000 and $12,000 were deposits held in interest-bearing accounts at September 30, 1999 and June 30, 1999, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At September 30, 1999, the Savings Bank had $874,000 in commitments to originate loans. At September 30, 1999, the Savings Bank had $58,320,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

     Middlesboro Federal is not aware of any trends or uncertainties that will have or are reasonably expected to have a material effect on the Savings Bank's liquidity or capital resources. The Savings Bank has no current plans for material capital improvements or other capital expenditures that would require more funds than are currently on hand.

FINANCIAL MODERNIZATION

     On November 12, 1999, President Clinton signed into law legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies and national bank subsidiaries are securities and insurance brokerage, securities underwriting and certain forms of insurance underwriting. Bank holding companies will have broader insurance underwriting powers than national banks and may engage in merchant banking activities after the adoption of implementing regulations. Merchant banking activities may also become available to national bank subsidiaries after five years. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future affiliations between existing unitary savings and loan holding companies, like the Company, and firms which are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the Federal Home Loan Banks annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the Federal Home Loan Bank voluntary for federal savings associations.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Disclosures About Fair Value of Financial Instruments  In
     -----------------------------------------------------
December 1991, the FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosure About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

     Accounting By Creditors For Impairment of a Loan  During
     ------------------------------------------------
May 1993, the FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114, as amended by SFAS No. 118, occurred on June 30, 1996, and is did not have a material impact on the financial statements.

     Earnings Per Share  In February 1997, the FASB issued SFAS
     ------------------
No. 128 which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share are computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS


NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     Comprehensive Income  In June, 1997, the FASB issued SFAS
     --------------------
No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     Disclosures about Segments of an Enterprise and Related
     -------------------------------------------------------
Information  In June, 1997, the FASB issued SFAS No. 131,
-----------
"Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the adoption of this accounting statement will have a material impact on its financial statements.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

           PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

From time to time the Savings Bank has purchased whole loans and loan participations from an unaffiliated mortgage broker based in Lexington, Kentucky. At September 30, 1999, the aggregate remaining principal balance of such loans was $2.8 million. The mortgage broker had been servicing such loans for the Savings Bank
remitting payments on a monthly basis.   During the three months
ended September 30, 1999, the Savings Bank became aware that certain of such loans may have been refinanced although the mortgage broker failed to remit the payoffs on such loans to the Savings Bank. At September 30, 1999, the aggregate principal balance of such loans amounted to $758,000. The Savings Bank has begun to service all such loans directly and is pursuing a claim for the unpaid principal balance with its fidelity insurance carrier.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K. During the quarter ended
          -------------------
September 30, 1999, the registrant did not file any reports on Form 8-K.

          CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     Cumberland Mountain Bancshares, Inc.



                     By: /s/ James J. Shoffner
                         _________________________
                         James J. Shoffner
                         President


Date:  November 12, 1999