Form 10QSB
period 1999-12-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 2000-02-14
CIK 1029093

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1999
                                              -----------------

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


               APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2000, there were 680,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  [ ]     No  [X]

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   FORM 10-QSB - December 31, 1999

                             INDEX


                                                            Page
                                                            ----

Part I - Financial Information
         ---------------------
  Item 1. Financial Statements
     Consolidated Statement of Financial Condition
       December 31, 1999 and June 30, 1999                     2
     Consolidated Statements of Income
       Three and Six Months Ended December 31, 1999
       and 1998                                                3
     Consolidated Statements of Stockholders' Equity
       Six Months Ended December 31, 1999                      4
     Consolidated Statements of Cash Flows
       Six Months Ended December 31, 1999 and 1998           5-6
     Notes to the Consolidated Financial Statements          7-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations               9-15

Part II - Other Information                                   16
          -----------------

Signatures                                                    17

           CUMBERLAND MOUNTAIN BANCSHARES, INC.
                  Middlesboro, Kentucky

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
           December 31, 1999 and June 30, 1999

                        ASSETS
                        ------

                                                 December 31,       June 30,
                                                     1999             1999
                                                 ------------    ------------
Cash and cash equivalents                         $  4,493        $  1,317
Investment securities, held-to-maturity                  -               -
Investment securities available-for-sale,
  at market value                                    3,636           3,302
Other investments, held to maturity (market
  value $180,000 at December 31, 1999 and
  $195,000 at June 30, 1999)                           180             195
Mortgage-backed securities available-for-sale,
  at market value                                    3,116           3,579
Loans, net of allowance for loan losses of
  $1,288,000 at December 31, 1999
  and $1,576,000 at June 30, 1999                  109,723         111,612
Accrued interest receivable                            809             934
Real estate held for investment                      1,551           1,236
Repossessed property                                 1,068             739
Federal Home Loan Bank (FHLB) stock, at cost         1,876           1,810
Premises and equipment, net                          4,439           4,587
Prepaid expenses and other assets                    1,563             283
                                                  --------        --------
                     TOTAL ASSETS                 $132,454        $129,594
                                                  ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Deposits                                           108,595         106,905
Advances from FHLB                                  12,500          12,000
Notes payable                                        1,615           1,674
Accrued interest payable                               161             137
Other liabilities                                      683             170
                                                  --------        --------
     Total liabilities                             123,554         120,886
                                                  --------        --------
Common stock, $0.01 per value, 8,000,000 shares
  authorized, 680,093 shares issued and
  outstanding                                            7               7
Treasury stock, 5,200 shares outstanding, at cost      (88)            (88)
Additional paid-in capital                           5,537           5,560
Retained earnings                                    4,764           4,490
Unearned ESOP shares                                  (860)           (897)
Unearned Stock Option shares                          (241)           (241)
Undistributed MRP shares                               (90)             --
Net unrealized loss on investment securities
  available-for-sale, net of deferred tax             (129)           (123)
                                                  --------        --------
     Total stockholders' equity                      8,900           8,708
                                                  --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $132,454        $129,594
                                                  ========        ========

The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro, Kentucky

           CONSOLIDATED STATEMENTS OF INCOME
   THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
        (Amounts in thousands, except per share data)

                                           Three Months             Six Months
                                         Ended December 31,      Ended December 31,
                                         -----------------------------------------
                                         1999         1998       1999        1998
                                         ----         ----       ----        ----
INTEREST INCOME
  Investment securities                   $    56     $     71   $   116   $    115
  Mortgage-backed securities                   48           65        98        142
  Loans                                     2,295        2,566     4,605      5,100
  FHLB Stock                                   32           30        65         61
                                          -------     --------   -------   --------
    Total interest income                   2,431        2,732     4,884      5,418

INTEREST EXPENSE
  Deposits                                  1,264        1,285     2,519      2,543
  FHLB advances                               167          314       327        684
  Other borrowed money                         35           46        71         92
                                          -------     --------   -------   --------
    Total interest expense                  1,466        1,645     2,917      3,319

NET INTEREST INCOME                           965        1,087     1,967      2,099

PROVISION FOR LOAN LOSSES                      98          582       160        720
                                          -------     --------   -------   --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             867          505     1,807      1,379
                                          -------     --------   -------   --------
NON-INTEREST INCOME
  Loan fees and service charges               204          166       405        338
  Gains (losses) on sales of investment
    securities                                 (1)          --        (1)        24
  Gains (losses) on sales of
    repossessed assets                        (13)          --       (23)       (10)
  Gains (losses) on sales of real
    estate held for investment                 (5)          --        11         --
  Other                                         9           --        10         --
                                          -------     --------   -------   --------
    Total non-interest income                 194          166       402        352
                                          -------     --------   -------   --------
NET INTEREST AND NON-INTEREST INCOME        1,061          671     2,209      1,731
                                          -------     --------   -------   --------
NON-INTEREST EXPENSE
  Salaries and employee benefits              374          384       747        734
  Data processing fees                         60           47       114        119
  SAIF deposit insurance premiums              24           21        48         43
  Occupancy and equipment expense             144          179       290        284
  Franchise and other taxes                    34           50        66         86
  Marketing and other professional
    services                                   47           74        80        114
  ESOP expense                                 13           52        26        104
  Other                                       209          332       433        534
                                          -------     --------   -------   --------
    Total non-interest expense                905        1,139     1,804      2,018
                                          -------     --------   -------   --------
INCOME BEFORE INCOME TAX EXPENSE              156         (468)      405       (287)

INCOME TAX EXPENSE                             48         (133)      131        (47)
                                          -------     --------   -------   --------
NET INCOME                                $   108     $   (335)  $   274   $   (240)
                                          -------     --------   -------   --------
PER SHARE OF COMMON STOCK:
  Earnings (basic)                        $0.1895     $(0.5818)  $0.4792   $(0.4153)
                                          =======     ========   =======   ========
  Earnings (dilutive)                     $0.1727     $(0.5577)  $0.4372   $(0.3922)
                                          =======     ========   =======   ========
  Dividends                               $     -     $      -   $     -   $      -
                                          =======     ========   =======   ========

The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)

                                                                       Unrealized
                                                                         Loss on
                                                                       Investment
                                               Additional              Securities     Unearned
                                    Common      Paid-In     Retained   Available-      ESOP
                                     Stock      Capital     Earnings     for Sale      Shares
                                    -------    ---------    --------   -----------    --------

Balance at June 30, 1999            $     7     $ 5,560      $ 4,490     $  (123)      $ (897)

Net income for the six month
  period ended December 31, 1999         --          --          274          --            --

Common stock issued                      --          --           --          --            --

ESOP shares transferred                  --          --           --          --            --

ESOP shares earned                       --         (11)          --          --            37

Stock Option shares transferred          --          --           --          --            --

MRP shares acquired                      --         (12)          --          --            --

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  December 31, 1999, net of
  deferred tax                           --          --           --          (6)          --
                                    -------     -------      -------     -------      -------
Balance at September 30, 1999       $     7     $ 5,537      $ 4,764     $  (129)     $  (860)
                                    =======     =======      =======     =======      =======

                                    Unearned
                                     Stock      Unearned
                                    Option        MRP       Treasury
                                    Shares       Shares      Stock       Total
                                    -------    ---------    --------   -------

Balance at June 30, 1999            $  (241)    $    --      $   (88)    $ 8,708

Net income for the six month
  period ended December 31, 1999         --          --           --         274

Common stock issued                      --          --           --          --

ESOP shares transferred                  --          --           --          --

ESOP shares earned                       --          --           --          26

Stock Option shares transferred          --          --           --          --

MRP shares acquired                      --         (90)          --        (102)

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  December 31, 1999, net of
  deferred tax                           --          --           --          (6)
                                    -------     -------      -------     -------
Balance at December 31, 1999        $  (241)    $   (90)     $   (88)    $ 8,900
                                    =======     =======      =======     =======

The accompanying notes are an integral part of these financial statements

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                      Six Months Ended December 31,

                                                        1999         1998
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    274     $   (240)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities
    Depreciation                                           203          161
    Amortization and accretion                               6            7
    FHLB stock dividend                                    (66)         (61)
    Provision for loan losses                              160          720
    (Gains) losses on sales of investment securities         1          (24)
    (Gains) losses on sales of other repossessed
       assets                                               23           10
    (Gains) losses on sales of property held for
      investment                                           (11)          --
    Changes in assets and liabilities:
      Accrued interest receivable                          125            6
      Prepaid expenses and other assets                 (1,280)        (308)
      Accrued interest payable                              24            2
      Other liabilities                                    513         (521)
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                       (28)        (248)
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                   --           --
  Principal collected on investment securities
    held-to-maturity                                                      7
  Purchases of investment securities available-
    for-sale                                            (1,000)      (2,000)
  Proceeds on maturities of investment securities
    available-for-sale                                     500        2,000
  Principal collected on investment securities
    available-for-sale                                     140           --
  Purchases of other investments                            --           --
  Proceeds on sales of other investments                    15          390
  Principal collected on mortgage-backed securities        471        1,067
  Purchase of real estate held for investment             (483)        (429)
  Proceeds from sales of property held for
    investment                                             183           --
  Purchase of loans                                     (3,776)          --
  Proceeds from the sale of loans                           --          975
  Net (increase) decrease in purchased loans             2,817          116
  Net (increase) decrease in loans exclusive
    of loans purchased                                   2,678          428
  Net (increase) decrease in repossessed property         (352)        (338)
  Purchases of premises and equipment                      (55)      (1,442)
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                     1,138          774
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                    1,690       12,939
  Net increase (decrease) in advances from FHLB            500      (12,000)
  Net increase (decrease) in other borrowings              (59)          (5)
  ESOP shares earned, net of tax                            38           --
  Purchase of shares for MRP                              (103)          --
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                           2,066          934

The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                        Six Months Ended December 31,

                                                        1999         1998
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           3,176        1,460

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,317        1,664
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 4,493      $ 3,124
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                        $   631      $   777
                                                      =======      =======
      Income taxes                                    $    --      $    --
                                                      =======      =======
  Loans transferred to other repossessed property
    during the period                                 $   322      $   171
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $     9      $   (21)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

           CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999
                        (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the six months ended December 31, 1999 and 1998.

   Operating results for the six month period ended December 31, 1999 is not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                             December 31,
                                                 1999
                                             ------------
       Balance, beginning of year              $  1,576
       Provision for loan losses                    160
       Charge-offs, net of recoveries              (448)
                                               --------
       Balance, December 31, 1999              $  1,288
                                               ========

            CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   Middlesboro, Kentucky

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999
                       (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS

   Nonaccrual loans are as follows (amounts in thousands):


                                         December 31,   June 30,
                                              1999       1999
                                         ------------  --------
Construction Mortgage Loans                  $   --    $   --
Permanent Mortgage Loans, Secured by:
  1-4 Dwelling Units                          1,204       872
  5 or More Dwellng Units                        --        --
  Nonresidential Property (Except Land)          75       265
  Land                                           10        --
Nonmortgage Loans and Leases, Closed End:
  Commercial                                    804       258
  Auto                                           59        71
  Mobile Home                                    54        --
  Other Consumer                                 35        62
                                             ------    ------
                                             $2,241    $1,528
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

FORWARD-LOOKING STATEMENTS

     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally. Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses on loans, the effect of certain recent accounting pronouncements.

FINANCIAL CONDITION

     Total assets of the Company have increased 2.21% from $129,594,000 at June 30, 1999 to $132,454,000 at December 31,
1999. This increase in assets has resulted primarily from the increase in cash and cash equivalents of $3.2 million, or 241.15% to $4,493,000 at December 31, 1999 from $1,317,000 at
June 30, 1999. This increase in cash and cash equivalents was primarily the result of management's liquidity planning process for potential cash needs by the Savings Bank's deposit customers related to the Year 2000.

     It was anticipated that unusual market responses to the century date change could have led to a perceived need for extra liquidity by the Savings Bank's customers during the century date change period. In an effort to be prepared for that possible situation, management proactively managed the possible liquidity needs of the Savings Bank to ensure that no interruption in service to its customers was realized. Management believes it is essential to maintain the highest degree of confidence in the Savings Bank and the Savings Bank's ability to meet its customer's demands and is happy to report that no significant disruption in service or cash availability was experienced.

     The Company's increase in liquidity during the six months ended December 31, 1999 was partially financed by an increase in borrowings of advances from the FHLB. FHLB advances increased by $500,000 from $12,000,000 at June 30, 1999 to $12,500,000 at
September 30, 1999. Total stockholders' equity rose by $192,000, or 2.2%, principally due to net income realized during the six months ended December 31, 1999.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     Net Income  The Company realized net income of $108,000
     ----------
for the three-month period ended December 31, 1999. This compared to a net loss of $333,000 for the three-month period ended December 31, 1998. This increase in net income was primarily the result of a decrease in the provision for loan losses of $484,000 from $582,000 for the three-month period ended December 31, 1998 to $98,000 for the three-month period ended December 31, 1999. The decrease in provision for loan losses is the result of management's efforts in prior quarters to increase the amount of allowances for loan losses to levels sufficient to absorb any losses suffered in future quarters. Management is continuing their efforts to strengthen the portfolio by tightening underwriting standards and collection efforts.

     For the six-month period ended December 31, 1999, the Company realized net income of $274,000, compared to a net loss of $238,000 for the six-month period ended December 31, 1998. This change in net income was primarily the result of a decrease in the above mentioned provision for loan losses along with a reduction in non-interest expense of $212,000 during the six-month period ended December 31, 1999 as compared to the six-month period ended December 31, 1998. This reduction in non-interest expense resulted primarily from a decrease in the amount of legal and consulting costs incurred by the Savings Bank and other cost-cutting efforts by management to control operating expenses.

     Interest Income  Total interest income for the three-month
     ---------------
period ended December 31, 1999 amounted to $2,431,000, a decrease of 11.02% from the Company's total interest income of $2,732,000 for the three-month period ended December 31, 1998. During the three-month period ended December 31, 1999 as compared to the three-month period ended December 31, 1998, the Company's interest income on its loan portfolio decreased 10.56% from $2,566,000 to $2,295,000; its interest income from its mortgage-backed securities portfolio decreased 26.15% from $65,000 to $48,000; interest income from its investment securities portfolio decreased 21.13% from $71,000 to $56,000; and interest income from FHLB stock increased 6.67% from $30,000 to $32,000. The reduction in interest income on the Company's loan portfolio has occurred primarily due to the shrinkage of the loan portfolio combined with a $713,000 increase in non-accrual loans.

     Interest income decreased from $5,418,000 for the six-months ended December 31, 1998 to $4,884,000 for the six-months ended December 31, 1999, a decrease of $534,000 or 9.86%. This decrease resulted primarily from the decrease in interest income on loans of $495,000 or 9.71%. The major factors contributing to this decrease include the shrinkage of the loan portfolio and the increase in non-accrual loans as mentioned above.
Management has undertaken efforts to strengthen the quality of the loan portfolio and increase collection efforts thereby resulting in the origination of fewer loans over the past six-month period.

     Interest Expense  Interest expense decreased from
     ----------------
$1,645,000 for the three-month period ended December 31, 1998, to $1,466,000 for the three-month period ended December 31, 1999. During the three-month period ended December 31, 1999 as compared to the three-month period ended December 31, 1998, the Company's interest expense on FHLB advances decreased 46.82% from $314,000 to $167,000. This decrease in interest expense on FHLB advances is due to the decrease in the average balance of this account during the quarter, which had primarily been used to fund mortgage and consumer loan demand.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Interest expense decreased $402,000, or 12.11%, from $3,319,000 for the six-month period ended December 31, 1998 to $2,917,000 for the six-month period ended December 31, 1999. Interest expense on deposits decreased 0.98%, or $24,000 while interest expense on FHLB advances decreased 52.19%, or $357,000 for the six-month period ended December 31, 1999. Due to a decrease in loans being originated during the period, additional borrowings were not necessary to fund the loan demand being experienced.

     Net Interest Income  During the three months ended
     -------------------
December 31, 1999, net interest income decreased 11.22% to $965,000 from $1,087,000 for the three months ended December 31, 1998. For the six-month period ended December 31, 1999, net interest income decreased 6.29% to $1,967,000 from $2,099,000 for the six-month period ended December 31, 1998. This decrease was due primarily to the reduction in loan originations by the Savings Bank.

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

     For the three-month period ended December 31, 1999, the Savings Bank provided $98,000 for loan losses compared to $582,000 during the three-month period ended December 31, 1998. The provision for losses on loans decreased from $720,000 for the six months ended December 31, 1998 to $160,000 for the six months ended December 31, 1999. The decrease in provision for loan losses for these periods represent management's proactive effort to maintain an adequate reserve against losses. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At December 31, 1999, the Company's allowance for loan losses represented 57.47% of total non-accrual loans and 1.16% of the outstanding balance of total loans.

     Non-Interest Income  Non-interest income for the three-
     -------------------
month period ended December 31, 1999 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes and as the fee structure is adjusted by management in relation to market demand. The Company's non-interest income for the three-month period ended December 31, 1999 was $194,000, an increase of 16.87% from $166,000 for the three-month period ended December 31, 1998. Non-interest income increased from $352,000 for the six months ended December 31, 1998 to $402,000, a 14.2% increase, for the six months ended December 31, 1999.

     Loan fees and service charges for the three-month period ended December 31, 1999 increased $38,000, or 22.89%, to $204,000 from $166,000 for the three-month period ended December 31, 1998 and $67,000, or 19.82% for the six-month period ended December 31, 1999 as compared to the six-month period ended December 31, 1998. These increases were attributable to an increase in loan fees charged to new loan customers, an increase in deposit fees primarily related to the increase in the level of deposits, and an increase in the collection of late charge fees resulting from improved collection efforts.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Non-Interest Expense  For the three-month period ended
     --------------------
December 31, 1999, as compared to the three-month period ended December 31, 1998, total non-interest expense decreased $234,000 from $1,139,000 to $905,000 or 20.54%. Non-interest expense decreased from $2,018,000 for the six months ended December 31, 1998 to $1,804,000 for the six months ended December 31, 1999, a decrease of $214,000 or 10.6%.

     Total data processing fees were $60,000 for the three-month period ended December 31, 1999, up $13,000 over the three-month period ended December 31, 1998 level of $47,000.
Occupancy and equipment expense was $144,000 for the three-month period ended December 31, 1999, down $35,000 from the three-month period ended December 31, 1998. These changes were due to the conversion in August 1998 of the Savings Bank's core processing system to an in-house PC-based system from an outsource environment. When this event occurred, substantial amounts of new equipment was purchased and is now being included in the data processing costs for the Company thereby reducing the occupancy and equipment expense.

     The Company recognized an Employee Stock Ownership Plan expense of $13,000 for the three-month period ended December 31, 1999, and a $26,000 expense for the six-month period ended December 31, 1999, compared to a $52,000 expense for the three-month period ended December 31, 1998 and a $104,000 expense for the six-month period ended December 31, 1998. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year. As shares are released from collateral, the Company reports compensation expense equal to the current market price of shares and the shares become outstanding.

     Other expenses of $209,000 decreased $123,000 over the three-month period ended December 31, 1998 amount of $332,000. For the six-month period ended December 31, 1999, other expenses decreased $101,000 as compared to the six-month period ended December 31, 1998. The decrease in other expenses is primarily due to a decrease in legal and consulting fees. Consulting fees declined $68,000 for the three-month period ended December 31, 1999 as compared to the three-month period ended December 31, 1998. During the quarter ended December 31, 1998, management utilized the services of Professional Bank Services, Inc., a Louisville, Kentucky consulting firm to assist in implementing a strategic plan and loan review process. Legal fees declined by $29,000 during the three-month period ending December 31, 1999. These fees during the three-month period ending December 31, 1998 were result of retirement planning costs and issues related to the construction of the Savings Bank's new office structure in Fountain City, Tennessee.

     Income Taxes  Income tax expense for the three-month
     ------------
period ended December 31, 1999 was $48,000 compared to a credit of $133,000 for the three-month period ended December 31, 1998. For the six months ended December 31, 1999, income tax expense was $131,000 compared to a credit of $47,000 for the six month period ended December 31, 1998. The changes in income tax expense are a result of changes in net taxable income during the periods.

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

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the quarter ended December 31, 1999 was 7.29% and its liquidity ratio was 7.60% at December 31, 1998.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Banks lending and investment activities. Deposits were $108,595,000 and $106,905,000 at December 31, 1999 and June 30, 1999, respectively.

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $4,493,000 at December 31, 1999 and $1,317,000 at June 30, 1999. Of these amounts, $1,069,000 and $12,000 were deposits held in interest-bearing accounts at December 31, 1999 and June 30, 1999, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At December 31, 1999, the Savings Bank had $237,000 in commitments to originate loans. At December 31, 1999, the Savings Bank had $63,210,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

           PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time between 1987 and 1994 the Savings Bank has purchased whole loans and loan participations from an unaffiliated mortgage broker based in Lexington, Kentucky. At December 31, 1999, the aggregate remaining principal balance of such loans was $2.8 million. The mortgage broker had been servicing such loans for the Savings Bank remitting payments on
a monthly basis.   During the three months ended September 30,
1999, the Savings Bank became aware that certain of such loans may have been refinanced although the mortgage broker failed to remit the payoffs on such loans to the Savings Bank. At December 31, 1999, the aggregate principal balance of such loans amounted to $768,000. The Savings Bank has begun to service all such loans directly and is pursuing a claim for the unpaid principal balance with its fidelity insurance carrier. Although the Savings Bank believes that it has a claim under it fidelity bond or through other insurance policies, there can be no assurance that full or partial recovery of these loans will be obtained or that losses in connection with these loans will not be incurred.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
         HOLDERS

     On October 20, 1999, the Registrant held its Annual
Meeting of Stockholders of the purpose of electing directors.
All matters were approved. The results of the voting at the Annual Meeting were as follows:

PROPOSAL I - ELECTION OF DIRECTORS

     NOMINEE                  VOTES FOR           VOTES WITHELD

     Barry Litton              474,620                67,716
     James J. Shoffner         474,620                67,716


Item 5.   Other Information
          -----------------

     Effective December 13, 1999, the Savings Bank entered into an Agreement with the Office of Thrift Supervision. The Agreement requires that the Savings Bank establish the position of Compliance Officer and develop and adopt a written compliance program designed to ensure that the Savings Bank is operating in compliance with all applicable consumer protection and other laws and regulations. The Savings Bank is also required to ensure its compliance with its written loan and collection policies. The Agreement limits the size of any new commercial loans to $100,000 and any unsecured consumer loans to $25,000. The Savings Bank was also required to modify its existing strategic plan and budget to reflect these requirements and was required to make certain filings with the OTS in accordance with deadlines established in the Agreement. The Savings Bank does not believe that the terms of this Agreement will have a material adverse effect on the Savings Bank.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.  During the quarter ended
          -------------------
December 31, 1999, the registrant did not file any reports on Form 8-K.

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


Date:  February 11, 2000