Form 10QSB
period 2000-03-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 2000-05-15
CIK 1029093

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            FORM 10-QSB



(Mark One)

   [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000
                                              --------------

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


               APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2000, there were 680,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes  [ ]     No  [X]

                CUMBERLAND MOUNTAIN BANCSHARES, INC.
                   FORM 10-QSB - March 31, 2000

                             INDEX


                                                            Page
                                                            ----

Part I - Financial Information
         ---------------------
  Item 1. Financial Statements
       Consolidated Statement of Financial Condition
         March 31, 2000 and June 30, 1999                     2
       Consolidated Statements of Income
         Three and Nine Months Ended March 31, 2000
         and 1999                                             3
       Consolidated Statements of Stockholders' Equity
         Nine Months Ended March 31, 2000                     4
       Consolidated Statements of Cash Flows
         Nine Months Ended March 31, 2000 and 1999           5-6
       Notes to the Consolidated Financial Statements        7-8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations               9-15

Part II - Other Information                                  16
          -----------------
Signatures                                                   17

                 CUMBERLAND MOUNTAIN BANCSHARES, INC.
                  Middlesboro, Kentucky

     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Amounts in thousands)
              March 31, 2000 and June 30, 1999

                        ASSETS
                        ------

                                                   March 31,        June 30,
                                                     2000             1999
                                                 ------------    ------------
Cash and cash equivalents                         $  1,948        $  1,317
Investment securities, held-to-maturity                  -               -
Investment securities available-for-sale,
  at market value                                    3,606           3,302
Other investments, held to maturity (market
  value $180,000 at March 31, 2000 and
  $195,000 at June 30, 1999)                           180             195
Mortgage-backed securities available-for-sale,
  at market value                                    2,778           3,579
Loans, net of allowance for loan losses of
  $1,178,000 at March 31, 2000 and
 $1,576,000 at June 30, 1999                       110,936         111,612
Accrued interest receivable                            803             934
Real estate held for investment                      1,724           1,236
Repossessed property                                 1,365             739
Federal Home Loan Bank (FHLB) stock, at cost         1,908           1,810
Premises and equipment, net                          4,350           4,587
Prepaid expenses and other assets                      488             283
                                                  --------        --------
                     TOTAL ASSETS                 $130,086        $129,594
                                                  ========        ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Deposits                                           105,155         106,905
Advances from FHLB                                  13,000          12,000
Notes payable                                        1,578           1,674
Accrued interest payable                               829             137
Other liabilities                                      499             170
                                                  --------        --------
     Total liabilities                             121,061         120,886
                                                  --------        --------
Common stock, $0.01 per value, 8,000,000 shares
  authorized, 680,159 shares issued and
  outstanding                                            7               7
Treasury stock, 0 shares outstanding at
  March 31, 2000, and  5,200 shares outstanding
  at December 31, 1999, at cost                          -             (88)
Additional paid-in capital                           5,532           5,560
Retained earnings                                    4,898           4,490
Unearned ESOP shares                                  (841)           (897)
Unearned Stock Option shares                          (329)           (241)
Unearned MRP shares                                    (90)             --
Net unrealized loss on investment securities
  available-for-sale, net of deferred tax             (152)           (123)
                                                  --------        --------
     Total stockholders' equity                      9,025           8,708
                                                  --------        --------
          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                $130,086        $129,594
                                                  ========        ========

The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                 Middlesboro, Kentucky

           CONSOLIDATED STATEMENTS OF INCOME
   THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
        (Amounts in thousands, except per share data)

                                           Three Months             Nine Months
                                           Ended March 31,         Ended March 31,
                                         --------------------------------------------
                                           2000         1999      2000         1999
                                         -------      -------    -------     --------
INTEREST INCOME
  Investment securities                   $    68     $     61   $   184   $    176
  Mortgage-backed securities                   43           61       141        203
  Loans                                     2,331        2,442     6,936      7,542
  FHLB Stock                                   33           30        98         91
                                          -------     --------   -------   --------
    Total interest income                   2,475        2,594     7,359      8,012

INTEREST EXPENSE
  Deposits                                  1,248        1,321     3,767      3,864
  FHLB advances                               169          185       496        869
  Other borrowed money                         36           34       107        126
                                          -------     --------   -------   --------
    Total interest expense                  1,453        1,540     4,370      4,859

NET INTEREST INCOME                         1,022        1,054     2,989      3,153

PROVISION FOR LOAN LOSSES                      34           87       194        807
                                          -------     --------   -------   --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                             988          967     2,795      2,346
                                          -------     --------   -------   --------
NON-INTEREST INCOME
  Loan fees and service charges               175          233       580        571
  Gains (losses) on sales of investment
    securities                                 --           --        (1)        24
  Gains (losses) on sales of
    repossessed assets                        (28)          (9)      (51)       (19)
  Gains (losses) on sales of real
    estate held for investment                 --           26        11         26
  Other                                        14           51        24         51
                                          -------     --------   -------   --------
    Total non-interest income                 161          301       563        653
                                          -------     --------   -------   --------
NET INTEREST AND NON-INTEREST INCOME        1,149        1,268     3,358      2,999
                                          -------     --------   -------   --------
NON-INTEREST EXPENSE
  Salaries and employee benefits              415          380     1,162      1,114
  Data processing fees                         59           67       173        186
  SAIF deposit insurance premiums              14           22        62         65
  Occupancy and equipment expense             147          139       437        423
  Franchise and other taxes                    24           43        90        129
  Marketing and other professional
    services                                   33           41       113        155
  ESOP expense                                 13           52        39        156
  Other                                       242          229       675        763
                                          -------     --------   -------   --------
    Total non-interest expense                947          973     2,751      2,991
                                          -------     --------   -------   --------
INCOME BEFORE INCOME TAX EXPENSE              202          295       607          8

INCOME TAX EXPENSE                             68          102       199         55
                                          -------     --------   -------   --------
NET INCOME (LOSS)                         $   134     $    193   $   408   $    (47)
                                          -------     --------   -------   --------
COMPREHENSIVE INCOME (LOSS)
  Net income (loss)                                              $   408   $    (47)
  Unrealized gain (loss) on securities,
    net of tax effect                                               (152)       (67)
                                                                 -------   --------
       OTHER COMPREHENSIVE INCOME
         (LOSS)                                                  $   256   $   (114)

PER SHARE OF COMMON STOCK:
  Earnings (basic)                        $0.2381     $ 0.2840   $0.7189   $(0.0690)
                                          =======     ========   =======   ========
  Earnings (diluted)                      $0.2160     $ 0.2775   $0.6542   $(0.0676)
                                          =======     ========   =======   ========
  Dividends                               $     -     $      -   $     -   $      -
                                          =======     ========   =======   ========

The accompanying notes are an integral part of these financial statements.

               CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (Amounts in thousands)

                                                                       Unrealized
                                                                         Loss on
                                                                       Investment
                                               Additional              Securities     Unearned
                                    Common      Paid-In     Retained   Available-      ESOP
                                     Stock      Capital     Earnings     for Sale      Shares
                                    -------    ---------    --------   -----------    --------

Balance at June 30, 1999            $     7     $ 5,560      $ 4,490     $  (123)      $ (897)

Net income for the nine month
  period ended March 31, 2000            --          --          408          --           --

Common stock issued                      --          --           --          --           --

ESOP shares transferred                  --          --           --          --           --

ESOP shares earned                       --         (16)          --          --           56

Stock Option shares transferred          --          --           --          --           --

MRP shares acquired                      --         (12)          --          --           --

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  March 31, 2000, net of
  deferred tax                           --          --           --         (29)          --
                                    -------     -------      -------     -------      -------
Balance at March 31, 2000           $     7     $ 5,532      $ 4,898     $  (152)     $  (841)
                                    =======     =======      =======     =======      =======

                                    Unearned
                                     Stock      Unearned
                                    Option        MRP       Treasury
                                    Shares       Shares      Stock       Total
                                    -------    ---------    --------   -------

Balance at June 30, 1999            $  (241)    $    --      $   (88)    $ 8,708

Net income for the nine month
  period ended March 31, 2000            --          --           --         408

Common stock issued                      --          --           --          --

ESOP shares transferred                  --          --           --          --

ESOP shares earned                       --          --           --          40

Stock Option shares transferred         (88)         --           88          --

MRP shares acquired                      --         (90)          --        (102)

Decrease in unrealized loss on
  investment securities available-
  for-sale for the period ended
  March 31, 2000, net of
  deferred tax                           --          --           --         (29)
                                    -------     -------      -------     -------
Balance at March 31, 2000           $  (329)    $   (90)     $    --     $ 9,025
                                    =======     =======      =======     =======

The accompanying notes are an integral part of these financial statements

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in thousands)
                         Nine Months Ended March 31,

                                                        2000         1999
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $    408     $    (47)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation                                           301          252
    Amortization and accretion                               7            9
    FHLB stock dividend                                    (99)         (91)
    Provision for loan losses                              194          807
    (Gains) losses on sales of investment securities         1          (24)
    (Gains) losses on sales of other repossessed
       assets                                               51           19
    (Gains) losses on sales of property held for
      investment                                           (11)         (26)
    Changes in assets and liabilities:
      Accrued interest receivable                          131           51
      Prepaid expenses and other assets                   (205)        (302)
      Accrued interest payable                             692          693
      Other liabilities                                    329         (617)
                                                      --------     --------
        Net cash provided by (used in) operating
          activities                                     1,799          724
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of FHLB stock                                   --           --
  Principal collected on investment securities
    held-to-maturity                                        --            7
  Purchases of investment securities available-
    for-sale                                            (1,000)      (3,000)
  Proceeds on maturities of investment securities
    available-for-sale                                     500        3,000
  Principal collected on investment securities
    available-for-sale                                     142           --
  Purchases of other investments                            --           --
  Proceeds on sales of other investments                    15          390
  Principal collected on mortgage-backed securities        801        1,649
  Purchase of loans                                     (5,785)          --
  Proceeds from the sale of loans                           --          975
  Net (increase) decrease in real estate held
    for investment                                        (477)      (1,041)
  Net (increase) decrease in purchased loans             2,828          203
  Net (increase) decrease in loans exclusive
    of loans purchased                                   3,441        3,475
  Net (increase) decrease in repossessed property         (677)          40
  Purchases of premises and equipment                      (64)      (1,497)
                                                      --------     --------
        Net cash provided by (used in) investing
          activities                                      (276)       4,201
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits                   (1,750)      10,214
  Net increase (decrease) in advances from FHLB          1,000      (16,000)
  Net increase (decrease) in other borrowings              (96)         (14)
  ESOP shares earned, net of tax                            57           --
  Purchase of shares for MRP                              (103)          --
                                                      --------     --------
        Net cash provided by (used in)
          financing activities                            (892)      (5,800)

The accompanying notes are an integral part of these financial statements.

                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Amounts in thousands)
                          Nine Months Ended March 31,

                                                        2000         1999
                                                      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             631         (875)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,317        1,664
                                                      -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 1,948      $   789
                                                      =======      =======

SUPPLEMENTAL DISCLOSURES
  Cash paid for:
      Interest                                        $ 1,756      $ 1,472
                                                      =======      =======
      Income taxes                                    $    --      $    --
                                                      =======      =======
  Loans transferred to other repossessed property
    during the period                                 $   760      $   231
                                                      =======      =======
  Total increase (decrease) in unrealized gain
    (loss) on securities available for sale           $    43      $   (18)
                                                      =======      =======

The accompanying notes are an integral part of these financial statements.

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                     Middlesboro, Kentucky

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000
                        (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the nine months ended March 31, 2000 and 1999.

   Operating results for the nine month period ended March 31, 2000 is not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

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

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                               March 31,
                                                 2000
                                             ------------
       Balance, beginning of year              $  1,576
       Provision for loan losses                    194
       Charge-offs, net of recoveries              (592)
                                               --------
       Balance, March 31, 2000                 $  1,178
                                               ========

             CUMBERLAND MOUNTAIN BANCSHARES, INC.
                    Middlesboro, Kentucky

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000
                       (UNAUDITED)


NOTE 3 - NONACCRUAL LOANS

   Nonaccrual loans are as follows (amounts in thousands):


                                           March 31,    June 30,
                                             2000        1999
                                         ------------  --------
Construction Mortgage Loans                  $   --    $   --
Permanent Mortgage Loans, Secured by:
  1-4 Dwelling Units                            675       872
  5 or More Dwellng Units                        --        --
  Nonresidential Property (Except Land)          35       265
  Land                                           --        --
Nonmortgage Loans and Leases, Closed End:
  Commercial                                    385       258
  Auto                                           30        71
  Mobile Home                                    20        --
  Other Consumer                                 16        62
                                             ------    ------
                                             $1,161    $1,528
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

FINANCIAL CONDITION

     Total assets of the Company have increased 0.04% from $129,594,000 at June 30, 1999 to $130,086,000 at March 31, 2000.
While maintaining the asset size of the Company, management has focused on improving the credit quality of the institution over the past nine months. As evidence of this improvement, past due loans over thirty days have declined from 4.36% at June 30, 1999 to 1.62% at March 31, 2000. As a result of this concentration on credit quality, the Company has experienced a shift in asset composition. Consumer, commercial and commercial real estate loans make up a lesser percentage of total loans while the percentage of single family mortgage loans has increased.

     The Company has experienced a decline in deposits during the nine months ended March 31, 1999 of $1,750,000, or 1.64%. This decline is primarily the result of higher interest rates and increased competition in the Savings Bank's market area for deposits. This decrease in funds was partially offset by an increase in advance borrowings from the FHLB. FHLB advances increased by $1,000,000 from $12,000,000 at June 30, 1999 to
$13,000,000 at March 31, 2000. Total stockholders' equity rose by $317,000, or 3.64%, principally due to net income realized during the nine months ended March 31, 2000.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

     Net Income  The Company realized net income of $134,000
     ----------
for the three-month period ended March 31, 2000. This compared to net income of $193,000 for the three-month period ended March 31, 1999. This decrease in net income was primarily the result of a decrease in non-interest income of $140,000 from $301,000 for the three-month period ended March 31, 1999 to $161,000 for the three-month period ended March 31, 2000.

     For the nine-month period ended March 31, 2000, the Company realized net income of $408,000, compared to a net loss of $47,000 for the nine-month period ended March 31, 1999. This change in net income was primarily the result of a decrease in provision for loan losses of $613,000 along with a reduction in non-interest expense of $240,000 during the nine-month period ended March 31, 2000 as compared to the nine-month period ended March 31, 1999. The decrease in provision for loan losses is the result of management's efforts in prior quarters to increase the amount of allowances for loan losses to levels sufficient to absorb any losses suffered in future quarters. The reduction in non-interest expense resulted primarily from a decrease in expenses related to the Company's Employee Stock Ownership Plan and cost-cutting efforts by management to control operating expenses.

     Interest Income  Total interest income for the three-month
     ---------------
period ended March 31, 2000 amounted to $2,475,000, a decrease of 4.59% from the Company's total interest income of $2,594,000 for the three-month period ended March 31, 1999. During the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999, the Company's interest income on its loan portfolio decreased 4.55% from $2,442,000 to $2,331,000; its interest income from its mortgage-backed securities portfolio decreased 29.51% from $61,000 to $43,000; interest income from its investment securities portfolio increased 11.48% from $61,000 to $68,000; and interest income from FHLB stock increased 10% from $30,000 to $33,000. The reduction in interest income on the Company's loan portfolio has occurred primarily due to the shrinkage of the loan portfolio and the change in composition from higher yielding consumer and commercial loans to lower yielding mortgage loans.

     Interest income decreased from $8,012,000 for the nine-months ended March 31, 1999 to $7,359,000 for the nine-months ended March 31, 2000, a decrease of $653,000 or 8.15%. This decrease resulted primarily from the decrease in interest income on loans of $606,000 or 8.04%. The major factors contributing to this decrease include the shrinkage of the loan portfolio and composition change as mentioned above. Management has undertaken efforts to strengthen the quality of the loan portfolio and increase collection efforts thereby resulting in the origination of fewer loans over the past nine-month period.

     Interest Expense  Interest expense decreased from
     ----------------
$1,540,000 for the three-month period ended March 31, 1999, to $1,453,000 for the three-month period ended March 31, 2000. During the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999, the Company's interest expense on FHLB advances decreased 8.65% from $185,000 to $169,000. This decrease in interest expense on FHLB advances is due to the decrease in the average balance of this account during the quarter, which had primarily been used to fund mortgage and consumer loan demand.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

     Interest expense decreased $489,000, or 10.06%, from $4,859,000 for the nine-month period ended March 31, 1999 to $4,370,000 for the nine-month period ended March 31, 2000. Interest expense on deposits decreased 2.51%, or $97,000 while interest expense on FHLB advances decreased 42.92%, or $373,000 for the nine-month period ended March 31, 2000. Due to a decrease in loans being originated during the period, additional borrowings were not necessary to fund any loan demand that was being experienced.

     Net Interest Income  During the three months ended March
     -------------------
31, 2000, net interest income decreased 3.04% to $1,022,000 from $1,054,000 for the three months ended March 31, 1999. For the nine-month period ended March 31, 2000, net interest income decreased 5.20% to $2,989,000 from $3,153,000 for the nine-month period ended March 31, 1999. This decrease was due primarily to the reduction in loan originations by the Savings Bank.

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

     For the three-month period ended March 31, 2000, the Savings Bank provided $34,000 for loan losses compared to $87,000 during the three-month period ended March 31, 1999. The provision for losses on loans decreased from $807,000 for the nine months ended March 31, 1999 to $194,000 for the nine months ended March 31, 2000. The decrease in provision for loan losses for these periods represent management's proactive effort to maintain an adequate reserve against losses. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At March 31, 2000, the Company's allowance for loan losses represented 101.46% of total non-accrual loans and 1.06% of the outstanding balance of total loans.

     Non-Interest Income  Non-interest income for the three-
     -------------------
month period ended March 31, 2000 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes and as the fee structure is adjusted by management in relation to market demand. The Company's non-interest income for the three-month period ended March 31, 2000 was $161,000, a decrease of 46.51% from $301,000 for the three-month period ended March 31, 1999. Non-interest income decreased from $653,000 for the nine months ended March 31, 1999 to $563,000, a 13.78% decrease, for the nine months ended March 31, 2000.

     Loan fees and service charges for the three-month period ended March 31, 2000 decreased $58,000, or 24.89%, to $175,000 from $233,000 for the three-month period ended March 31, 1999 and increased $9,000, or 1.58% for the nine-month period ended March 31, 2000 as compared to the nine-month period ended March 31, 1999. These changes were attributable to a decrease in the number of loan fees charged to new loan customers during the quarter and an increase in the collection of late charge fees during the nine-month period ended March 31, 2000. Included in non-interest income for the three-month period ended March 31, 1999 was a one-time fee of $51,000.

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

        MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS (CONTINUED)

     Non-Interest Expense  For the three-month period ended
     --------------------
March 31, 2000, as compared to the three-month period ended March 31, 1999, total non-interest expense decreased $26,000 from $973,000 to $947,000 or 2.67%. Non-interest expense decreased from $2,991,000 for the nine months ended March 31, 1999 to $2,751,000 for the nine months ended March 31, 2000, a decrease of $240,000 or 8.02%.

     Salaries and employee benefits increased $35,000, or 9.21%, from $380,000 for the three months ended March 31, 1999, to $415,000 for the three months ended March 31, 2000. This increase was primarily the result of employee salary increases and higher educational and training costs. For the nine-month period ended March 31, 2000, salaries and employee benefits have increased $48,000, or 4.31% as compared to the nine-month period ended March 31, 1999.

     The Company recognized an Employee Stock Ownership Plan expense of $13,000 for the three-month period ended March 31, 2000, and a $39,000 expense for the nine-month period ended March 31, 2000, compared to a $52,000 expense for the three-month period ended March 31, 1999 and a $156,000 expense for the nine-month period ended March 31, 1999. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid during the year. As shares are released from collateral, the Company reports compensation expense equal to the current market price of shares and the shares become outstanding.

     Other expenses of $242,000 increased $13,000 over the three-month period ended March 31, 1999 amount of $229,000. For the nine-month period ended March 31, 2000, other expenses decreased $88,000 as compared to the nine-month period ended March 31, 1999. The increase in other expenses for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999 is primarily due to an increase in consulting fees. Consulting fees increased $25,000 for the three-month period ended March 31, 2000 as compared to the three-month period ended March 31, 1999. During the quarter ended March 31, 2000, management utilized several consulting firms and individuals to assist management in developing a strategic plan, performing loan review analysis, conducting internal audit and compliance reviews, enhancing investor relations, and managing real estate development projects.

     Income Taxes  Income tax expense for the three-month
     ------------
period ended March 31, 2000 was $68,000 compared to $102,000 for the three-month period ended March 31, 1999. For the nine months ended March 31, 2000, income tax expense was $199,000 compared to $55,000 for the nine month period ended March 31, 1999. The changes in income tax expense are a result of changes in net taxable income during the periods.

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

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the quarter ended March 31, 2000 was 6.97% and its liquidity ratio was 5.96% at March 31, 1999.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Banks lending and investment activities. Deposits were $105,155,000 and $106,905,000 at March 31, 2000 and June 30, 1999, respectively.

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $1,948,000 at March 31, 2000 and $1,317,000 at June 30, 1999. Of these amounts, $1,560,000 and $12,000 were deposits held in interest-bearing accounts at March 31, 2000 and June 30, 1999, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At March 31, 2000, the Savings Bank had $271,000 in commitments to originate loans. At March 31, 2000, the Savings Bank had $51,974,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

        CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

           PART II.     OTHER INFORMATION



Item 1.   Legal Proceedings
          -----------------

     From time to time between 1987 and 1994 the Savings Bank has purchased whole loans and loan participations from an unaffiliated mortgage broker based in Lexington, Kentucky. The mortgage broker had been servicing such loans for the Savings Bank remitting payments on a monthly basis. During the three months ended September 30, 1999, the Savings Bank became aware that certain such loans might have been refinanced although the mortgage broker failed to remit the payoffs on such loans to the Savings Bank. At March 31, 2000, the aggregate principal balance of such loans amounted to $668,000. The Savings Bank has begun to service all such loans directly and is pursuing a claim for the unpaid principal balance with its fidelity insurance carrier. Although the Savings Bank believes it has a claim under its fidelity bond or through other insurance policies, there can be no assurance that full or partial recovery of these loans will be obtained or that loss in connection with these loans will be incurred.

Item 5.   Other Information
          -----------------

     Effective December 13, 1999, the Savings Bank entered into an Agreement with the Office of Thrift Supervision. The Agreement requires that the Savings Bank establish the position of Compliance Officer and develop and adopt a written compliance program designed to ensure the Savings Bank is operating in compliance with all applicable consumer protection and other laws and regulations. The Savings Bank is also required to ensure its compliance with its written loan and collection policies. The Agreement limits the size of any new commercial loans to $100,000 and any unsecured consumer loans to $25,000. The Savings Bank was also required to modify its existing strategic plan and budget to reflect these requirements and was required to make certain filings with the OTS in accordance with deadlines established in the Agreement. The Savings Bank does not believe that the terms of this Agreement will have a material adverse effect on the Savings Bank.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.     During the quarter ended
          -------------------
March 31, 2000, the registrant did not file any reports on Form 8-K.

         CUMBERLAND MOUNTAIN BANCSHARES, INC.
                Middlesboro, Kentucky

                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Cumberland Mountain Bancshares, Inc.



                     By: /s/ James J. Shoffner
                         _________________________
                         James J. Shoffner
                         President
                         (Duly Authorized Officer)


                     By: /s/ J. D. Howard
                         _________________________
                         J. D. Howard
                         Senior Vice President
                         (Duly Authorized Officer)

Date:  May 12, 2000