Form 10KSB40
period 2000-06-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 2000-09-28
CIK 1029093

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-22287

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

      TENNESSEE                                                 31-1499488
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1431 CUMBERLAND AVENUE, MIDDLESBORO, KENTUCKY                  40965
---------------------------------------------                ----------
  (Address of principal executive offices)                   (Zip Code)

          Issuer's telephone number, including area code (606) 248-4584
                                                         --------------

           Securities registered under Section 12(b) of the Act: NONE
                                                                 ----

                Securities registered under Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                -----------------------------------------------------
                                (Title of Class)

     Check  whether  the issuer:  (l) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
 YES  X   NO
    -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $10.6 million.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($6.25 per share), was approximately $2.2 million as of August 3, 2000. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock.

     As of August 1, 2000, there were issued and outstanding 680,159 shares of the registrant's common stock.

     Transitional Small Business  Disclosure Format (check one): YES      NO X
                                                                    ----    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders (Part III)

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

     Middlesboro Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located in the counties where its offices are located. Such loans amounted to $68.5 million, or 61.5%, of Middlesboro Federal's total loan portfolio (before net items). At June 30, 2000, Middlesboro Federal held $18.6 million in commercial real estate loans at that date, representing 16.7% of total loans (before net items). The other significant areas of lending activity by Middlesboro Federal are multi-family real estate loans, construction loans, commercial business loans and consumer loans which, as of June 30, 2000, represented $879,000, or 0.79%, $3.5 million, or 3.1%, $7.8 million, or 7.0%, and $12.2 million, or 10.91%, respectively, of Middlesboro Federal's total loan portfolio. Middlesboro Federal also makes substantial investments in United States Treasury and federal government obligations and mortgage-backed securities which are insured by federal agencies. As of June 30, 2000, the carrying value of U.S. Treasury and government agency securities was $2.7 million and the carrying value of its mortgage-backed securities portfolio, was $2.6 million.

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

FINANCIAL MODERNIZATION LEGISLATION

         On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective in November 2000, with full compliance required by July 1, 2001.

         The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

         The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

MARKET AREA

         The Bank considers its primary market area for its lending and deposit services to be Bell and Harlan Counties in southeastern Kentucky and Knox County in east Tennessee where its branches are located and the nearby counties of Claiborne and Union in upper east Tennessee and western Lee County in Virginia. The Bank's immediate market areas of Bell and Harlan Counties in Kentucky and Claiborne County in Tennessee are predominately rural and lightly populated. Bell and Harlan Counties were severely impacted by the decline of the coal-mining industry in the 1980s which was formerly the area's largest employer. According to 1990 Census figures, 35.9% and 32.3% of the households in Bell and Harlan Counties, respectively, were below the federal poverty line. Between 1980 and 1990, the population of Bell County declined by 8.2% and the population of Harlan County declined by 12.7%. The median household income in Bell County was estimated to be $14,819 in 1996 ranking the county 110th in Kentucky in terms of household income. Harlan County, with a median household income of $16,137, was ranked 102nd. The 1994 unemployment rate for Bell County was 7.9%. In terms of employment, the largest industry in Bell County is currently health services. The largest single employer in Bell

County is a pork-processing plant. Coal mining remains the largest employer in Harlan County. Knox and Union Counties in Tennessee have more diversified economies and higher income levels than the Bank's immediate market area, reflecting those counties' proximity to Knoxville, the nearest population center.

LENDING ACTIVITIES

         GENERAL. The Bank's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market area. At June 30, 2000, one- to four-family mortgage loans comprised $68.5 million, or 61.5%, of the Bank's gross loan portfolio. To a lesser extent, the Bank originates construction loans, multi-family residential and commercial real estate loans and has purchased whole loans and loan participations to supplement its originations. The Bank also originates secured and unsecured commercial and consumer loans.

         During recent years, the Bank has expanded the loan portfolio by emphasizing originations in its primary market areas of Bell and Harlan Counties, Kentucky and Claiborne, Knox and Union counties in Tennessee. Management has also sought to diversify the loan portfolio through increased origination of commercial mortgages and commercial loans. A significant portion of the Bank's loan growth in recent years has involved loans secured by properties in Knox County, Tennessee. Middlesboro Federal estimates that at June 30, 2000 its portfolio included approximately $22.2 million in loans secured by properties in Knox County.

         Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                            AT JUNE 30,
                                                          ---------------------------------------------------
                                                                  2000                           1999
                                                          --------------------          ---------------------
                                                          AMOUNT          %             AMOUNT            %
                                                          ------       -------          ------          -----
                                                                       (DOLLARS IN THOUSANDS)
Mortgage Loans:
   One- to four-family.................................   $  68,479    61.51%%          $   64,825      56.16%
   Multi-family........................................         879     0.79                 2,350       2.04
   Commercial..........................................      18,584    16.69                18,837      16.32
Construction:
   One- to four-family.................................       2,078     1.87                 4,639       4.02
   Multi-family and commercial.........................       1,397     1.26                 1,832       1.59
Commercial.............................................       7,752     6.96                10,536       9.13
Consumer loans:
   Savings account.....................................       1,996     1.79                 1,868       1.61
   Automobile..........................................       3,032     2.72                 4,482       3.88
   Credit card.........................................         650     0.58                   644       0.55
   Other ..............................................       6,490     5.83                 5,424       4.70
                                                          ---------   ------              --------     ------
        Total loans....................................     111,337   100.00%              115,437     100.00%
                                                                      ======                           ======
Less:
   Loans in process....................................        (694)                        (2,248)
   Discounts...........................................          (1)                            (1)
   Allowance for loan losses...........................      (1,032)                        (1,576)
                                                          ---------                       ---------
     Total.............................................   $ 109,610                       $ 111,612
                                                          =========                       =========

         LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                              DUE AFTER
                                       DUE DURING             1 THROUGH             DUE AFTER
                                     THE YEAR ENDING        5 YEARS AFTER         5 YEARS AFTER
                                      JUNE 30, 2000         JUNE 30, 2000         JUNE 30, 2000           TOTAL
                                      -------------         -------------         -------------         -------
                                                           (IN THOUSANDS)
Real estate mortgage loans.............$    3,305             $  28,713             $  56,692          $ 88,710
Construction...........................     2,861                   199                   335             3,395
Commercial.............................     2,517                 6,059                 1,129             9,705
Consumer loans.........................     4,462                 4,273                   792             9,527
                                       ----------             ---------             ---------          --------
     Total.............................$   13,145             $  39,244             $  58,948          $111,337
                                       ==========             =========             =========          ========

         The next table sets forth at June 30, 2000 the dollar amount of all loans due one year or more after June 30, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                                        PREDETERMINED                 FLOATING OR
                                                            RATES                 ADJUSTABLE RATES
                                                        -------------             ----------------
                                                                      (IN THOUSANDS)

Real estate mortgage loans...........................   $   18,489                  $   66,916
Construction:........................................           --                         534
Commercial...........................................        3,415                       3,773
Consumer loans.......................................        4,661                         404
                                                        ----------                  ----------
     Total...........................................   $   26,565                  $   71,627
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

         ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 2000, $68.5 million, or 61.5%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties of which $66.9 million, or approximately 78.4% carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $95,000.

         The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate mortgage loans are originated for terms of up to 15 or 20 years. ARMs are originated for terms of up to 30 years. The Bank's one and three-year ARMs have interest rates that adjust every one and three years, respectively, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively, adjusted to a constant maturity. The current margin is three percentage points. Substantially all loans originated by the Bank are retained in the Bank's loan portfolio. At June 30, 2000, 47% of the Bank's loans had remaining terms to maturity of 5 years or less.

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

         SECOND MORTGAGES AND HOME EQUITY LINES OF CREDIT. The Bank also originates second mortgage loans and home equity lines of credit exclusively for its existing one- to four-family first mortgage customers. At June 30, 2000, $503,628, or 0.45%, of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Second mortgages and home equity lines of credit are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens. Generally, the minimum loan amount for a second mortgage is $5,000. Home equity lines of credit permit borrowers to borrow up to a pre-established limit during the five year term of the line of credit. Payments of interest only are required during the term with a balloon payment of all outstanding principal due at maturity. Home equity lines of credit are underwritten on a variable-rate basis indexed to the prime rate plus an increment.

         COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. At June 30, 2000, loans secured by commercial real estate and multi-family residential real estate properties totaled $18.6 million and $879,000, respectively, and represented 16.71% and 0.79%, respectively of the Bank's loan portfolio. Commercial real estate loans are secured by churches, motels, office buildings, retail stores, small shopping centers and other non-residential property. At June 30, 2000, the Bank's largest outstanding commercial real estate loan was a $1.0 million loan secured by hardware and building supply properties. The Bank's multi-family residential real estate loans are secured by residential property with up to 24 units. Substantially all of the Bank's commercial and multi-family residential and commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 2000.

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

         With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 2000, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.7 million. Pursuant to OTS regulations, an institution may make loans in excess of its lending limit up to an amount not to exceed the lesser of $30.0 million, or 30%, of its unimpaired capital and surplus to finance the development of residential housing units provided certain requirements are satisfied. At June 30, 2000, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $1.2 million and consisted of four loans including loans to purchase a business. The largest single loan outstanding was a $1.0 million loan secured by hardware and building supply properties.

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

         Loan proceeds are disbursed during the construction phase (a maximum of 180 days) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 2000, $2.1 million, or 1.87%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately half of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

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

         COMMERCIAL LOANS. At June 30, 2000, the Bank had $7.8 million in commercial business loans which represented 6.96% of the Bank's gross loan portfolio. Under recent amendments to the Home Owners' Loan Act ("HOLA"), the Bank is permitted to invest up to 20% of its assets in commercial loans provided that amounts in excess of 10% are small business loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. On a very limited basis, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. Commercial business loans usually carry a floating rate set at an increment over the prime rate and generally are underwritten for a maximum of 15 years. Such loans are structured as term loans.

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

         CONSUMER LOANS. The Bank's consumer loans consist primarily of loans secured by deposit accounts, automobile loans, unsecured personal loans and credit cards, which represented 1.79%, 2.72%, 5.83% and 0.58% of its total loan portfolio, respectively, at June 30, 2000. The Bank also makes boat loans and home improvement loans pursuant to its consumer lending authority. The Bank has recently emphasized consumer lending because of the higher yields on such loans.

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

         In prior years, the Bank regularly purchased loans to supplement lending opportunities in its immediate market area. Loan purchases have decreased in recent years due to the increased emphasis on loan originations in its primary market area. At June 30, 2000, the Bank's loan portfolio included approximately $100,000 in purchased mortgages. All of such loans are serviced by the originating broker.

         Generally, the purchase of participations and whole loans involves the same risks as would the origination of the same types of loans as well as the additional risks related to the Bank's lower level of control over the origination and subsequent administration of the loans. The Bank has sought to minimize such risks by employing more stringent underwriting standards in its underwriting of purchased loans than required by its loan policy for loans originated by the Bank. At June 30, 2000, all of the Bank's purchased loans were performing in accordance with their terms.

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

                                                                      AT JUNE 30,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (IN THOUSANDS)
Loans accounted for on a nonaccrual basis: (1)
  Real estate mortgage loans:
     Residential..............................................$     493         $    872
     Nonresidential...........................................       73               32
  Construction................................................       --               --
  Commercial..................................................      194              258
  Consumer....................................................       31              366
                                                              ---------         --------
        Total.................................................$     791         $  1,528
                                                              =========         ========
Accruing loans which are contractually
   past due 90 days or more:
  Real estate mortgage loans:
     Residential..............................................$      --         $     --
     Nonresidential...........................................       --               --
  Construction................................................       --               --
  Commercial..................................................       --               --
  Consumer....................................................       --               --
                                                              ---------         --------
        Total.................................................$      --         $     --
                                                              =========         ========
        Total nonperforming loans.............................$     791         $  1,528
                                                              =========         ========
Percentage of total loans.....................................     0.71%            1.32%
                                                              =========         ========
Other nonperforming assets....................................$      --         $     --
                                                              ====-====         ========

__________
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

         During the year ended June 30, 2000, gross interest income of $64,686 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such period amounted to $7,295.

         At June 30, 2000, there were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

         ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss" if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific loss allowances in the amount of 100% of the portion of the asset classified as loss or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter, prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At June 30, 2000, the Bank had $3.1 million in assets classified as substandard. Substandard loans consisted of 21 single-family and nonresidential mortgage loans with an aggregate balance of $1.7 million at June 30, 2000, 53 consumer loans with an aggregate balance of $523,000, 12 commercial loans with an aggregate balance of $889,000 and repossessed assets totaling $1.5 million. The Bank also had one mortgage loan of $50,000, two commercial loans totaling $278,000 and one consumer loan of $5,000 classified as doubtful.

         The following table sets forth an analysis of activity in the Bank's allowance for loan losses for the periods indicated.

                                                                 YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (IN THOUSANDS)

Balance at beginning of period................................$   1,576         $    798
                                                              ---------         --------
Loans charged off:
  Real estate mortgage loans:
     Residential..............................................      272               19
     Commercial...............................................       --               --
  Construction................................................       --               --
  Commercial..................................................       --               --
  Consumer....................................................      859              892
                                                              ---------         --------
  Total charge-offs...........................................    1,131              911
                                                              ---------         --------
Recoveries:
  Real estate mortgage loans:
     Residential..............................................        2               --
     Commercial...............................................       --               --
  Construction................................................       --               --
  Commercial..................................................       --               --
  Consumer....................................................      379              165
                                                              ---------         --------
  Total recoveries............................................      381              165
                                                              ---------         --------
Net loans charged off.........................................      750              746
                                                              ---------         --------
Provision for loan losses.....................................      206            1,524
                                                              ---------         --------
Balance at end of period......................................$   1,032         $  1,576
                                                              =========         ========
Ratio of net charge-offs to average
   loans outstanding during the period........................    0.68%             0.67%
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

         General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or provide specific loan losses when necessary. As of June 30, 2000, the Bank's allowance for loan losses included $218,000 in specific loss reserves. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

         The following table allocates the Bank's allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                JUNE 30,
                                                     --------------------------------------------------------
                                                            2000                             1999
                                                     --------------------------     -------------------------
                                                                   PERCENT OF                     PERCENT OF
                                                                    LOANS IN                       LOANS IN
                                                                   CATEGORY TO                    CATEGORY TO
                                                     AMOUNT        TOTAL LOANS      AMOUNT        TOTAL LOANS
                                                     ------        -----------      ------        -----------
                                                                      (DOLLARS IN THOUSANDS)
Real estate mortgage loans.........................  $     802         77.71%       $   1,006         63.83%
Commercial loans...................................         --            --               --            --
Consumer loans.....................................        230         22.29              570         36.17
                                                     ---------        ------        ---------        ------
    Total allowance for loan losses................  $   1,032        100.00%       $   1,576        100.00%
                                                     =========        ======        =========        ======

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

         The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated. At June 30, 2000 and 1999, all of the Bank's mortgage-backed securities were designated as available-for-sale and carried on the Bank's books at their fair market value.

                                                                            AT JUNE 30,
                                                          ----------------------------------------------------
                                                                  2000                           1999
                                                          --------------------          ----------------------
                                                          AMOUNT          %             AMOUNT            %
                                                          ------       -------          ------          ------
                                                                            (DOLLARS IN THOUSANDS)

    GNMA .............................................     $   351      13.36%         $    425         11.87%
    FNMA ..............................................      2,004      76.31             2,803         78.32
    FHLMC..............................................        271      10.33               351          9.81
                                                          --------     ------          --------        ------
                                                          $  2,626     100.00%         $  3,579        100.00%
                                                          ========     ======          ========        ======

         The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Bank's mortgage-backed securities at June 30, 2000. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments on the effects of possible prepayments.

                                                 AT JUNE 30, 2000
                     ---------------------------------------------------------------------------------------------
                       ONE TO FIVE YEARS       GREATER THAN FIVE YEARS                      TOTAL
                     ----------------------    ------------------------    ---------------------------------------
                                   WEIGHTED                   WEIGHTED                    APPROXIMATE     WEIGHTED
                     AMORTIZED     AVERAGE     AMORTIZED      AVERAGE      AMORTIZED         MARKET       AVERAGE
                       COST         YIELD        COST          YIELD         COST            VALUE         YIELD
                     ---------     --------    ---------      --------     ---------      -----------     --------
                                                             (DOLLARS IN THOUSANDS)

GNMA..............   $     360       6.75%      $       --          --  %    $     360     $     351        6.75%
FNMA..............         634       5.88            1,393         6.24          2,027         2,004        6.06
FHLMC.............         273       5.43               --                         273           271        5.43
                     ---------                  ----------                   ---------     ---------
                     $   1,267                  $    1,393                   $   2,660     $   2,626
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

         Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings and loan associations are required to maintain. See "Regulation -- Regulation of the Bank -- Liquidity Requirements."

         The general objectives of the Bank's investment policy are to: (i) provide and maintain liquidity; (ii) make a strong and stable contribution to earnings without incurring undue interest rate and credit risk; and (iii) complement the Bank's lending activities. Currently, the Bank's investment portfolio consists of cash, U.S.

government issues, federal agency issues, FHLB stock, mortgage-backed securities and deposits in the FHLB of Cincinnati. The Bank also has an investment in the Franklin U.S. Government Securities Fund. Based on information provided to the Bank by such fund, approximately 98.1% of its assets are invested in GNMA securities, 1.4% in U.S. Treasury Bills and .5% in cash. The present yield on such fund is 6.13%.

         The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                         AT JUNE 30,
                                                              --------------------------
                                                                2000              1999
                                                              --------          --------
                                                                      (IN THOUSANDS)
Securities available for sale:
   U.S. government and agency securities......................$   2,737         $  2,421
   Franklin U.S. Government Securities Fund...................      871              881

Securities held to maturity:
   U.S. government and agency securities......................       --               --
   Certificates of deposit....................................       --               --
   Common stock and other.....................................      180              195
                                                              ---------         --------
      Total investment securities.............................    3,788            3,497
Cash and cash equivalents.....................................    1,581            1,317
FHLB stock....................................................      929            1,810
                                                              ---------         --------
      Total investments.......................................$   6,298         $  6,624
                                                              =========         ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 2000.

                               ONE YEAR OR LESS       ONE TO FIVE YEARS     FIVE TO TEN YEARS       MORE THAN TEN YEARS
                               -----------------   --------------------     --------------------    --------------------
                               CARRYING  AVERAGE   CARRYING     AVERAGE     CARRYING     AVERAGE    CARRYING     AVERAGE
                                 VALUE    YIELD      VALUE       YIELD        VALUE       YIELD      VALUE       YIELD
                               --------  -------   --------     -------     --------     -------    --------     -------
                                                             (DOLLARS IN THOUSANDS)
Securities available for sale:
   U.S. government and
     agency securities......  $     --     --  %    $   1,457     6.43%     $     983        6.43% $     297      6.43%
   Franklin U.S. Government
     Securities Fund........       871    6.13             --       --             --         --          --       --

Securities held to maturity:
  Common stock and other....       180    2.67             --       --             --         --          --       --
                              --------              ---------               ---------              ---------
      Total.................  $  1,051              $   1,457               $     983              $     297
                              ========              =========               =========              =========


                               TOTAL INVESTMENT PORTFOLIO
                               ----------------------------
                               CARRYING    MARKET    AVERAGE
                                 VALUE     VALUE      YIELD
                               --------    ------    -------
                                    (DOLLARS IN THOUSANDS)

Securities available for sale:
   U.S. government and
     agency securities......  $  2,737     $ 2,737   6.43%
  Franklin U.S. Government
     Securities Fund........       871         871   6.13

Securities held to maturity:
  Common stock and other....       180         180   2.67
                              --------     -------
      Total.................  $  3,788     $ 3,788
                              ========     =======

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

         DEPOSITS. The Bank attracts deposits from its primary market area of Bell and Harlan Counties, Kentucky, and, to a lesser extent, Claiborne, Union and Knox Counties Tennessee and Lee County, Virginia. A wide variety of deposit accounts are offered, including interest-bearing and non interest-bearing checking accounts, money market accounts, passbook and statement savings accounts, certificates of deposit and various retirement accounts. Account terms vary as to minimum balance requirements, maturity and interest rate.

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

         Certificates of deposit in amounts of $100,000 or more constituted 26.25% of the Bank's total deposit portfolio at June 30, 2000. The majority of these certificates of deposit represent deposits by individuals. The Bank does not actively solicit these accounts from non-deposit customers and does not offer a premium rate for such accounts.

         Savings deposits in the Bank at June 30, 2000 were represented by the various types of savings programs described below.

INTEREST       MINIMUM                                                    MINIMUM      BALANCES IN  PERCENTAGE OF
 RATE *         TERM                CATEGORY                               AMOUNT      THOUSANDS    TOTAL DEPOSITS
--------       -------              --------                              -------      -----------  --------------

2.25%          None                 Passbook accounts                     $      --    $    7,654           7.22%
1.66           None                 NOW accounts                                100         9,494           8.95
3.11           None                 Money market deposit accounts             2,500           590           0.56
 --            None                 Noninterest-bearing checking accounts       100         2,306           2.17

                                    CERTIFICATES OF DEPOSIT
                                    -----------------------

3.88           12-month             Fixed-term, fixed-rate                    1,000         5,832           5.50
5.67           2-10 year            Fixed-term, fixed-rate                    1,000        80,202          75.60
                                                                                       ----------         ------
                                                                                       $  106,078         100.00%
                                                                                       ==========         ======

_________
*  Weighted average rate.

         MATURITY OF JUMBO CERTIFICATES. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2000.

                                                                  CERTIFICATES
MATURITY PERIOD                                                   OF DEPOSITS
---------------                                                   -------------
                                                                 (IN THOUSANDS)

Three months or less .......................................       $ 3,780
Over three through six months ..............................         5,707
Over six through 12 months .................................         5,306
Over 12 months .............................................        13,057
                                                                   -------
      Total ................................................       $27,850
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

                                                                         AT OR FOR THE
                                                                      YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                   2000                1999
                                                                ---------           ---------
                                                                   (DOLLARS IN THOUSANDS)
Advances from FHLB:
   Amounts outstanding at end of period........................$   10,500           $  12,000

   Weighted average rate paid on...............................      6.39%              5.66%

   Maximum amount of borrowings outstanding
      at any month end.........................................$   15,500           $  18,500

   Approximate average short-term borrowings
      outstanding..............................................$    4,958           $   2,388

   Approximate weighted average rate paid on...................      6.39%              5.66%

         The Bank has a $15.8 million line of credit with the FHLB of Cincinnati of which $5.0 million was outstanding at June 30, 2000. At June 30, 2000, the Bank had $5.5 million outstanding in short-term advances from the FHLB. These advances carry a rate of 7.35% and mature within the next year. Further asset growth may be funded through short-term additional advances. The Bank also had $5.0 million outstanding that matures March, 2003 bearing a rate of 6.08%.

SUBSIDIARY ACTIVITIES

         The Company has a subsidiary, Home Mortgage Loan Corporation ("Home"). From 1988 to June 30, 1992, Home participated in joint ventures for the purpose of acquiring, developing, constructing and selling single family residential real estate and held stock in the Bank's data processing provider. Home now acquires property on its own for development. Currently, Home also makes commercial and commercial real estate loans. At June 30, 2000, Home had total assets of $2.3 million, including loans of $354,000.

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

PERSONNEL

         As of June 30, 2000, the Bank had 43 full-time employees and seven part-time employees. The employees are not represented by a collective bargaining unit. Management believes that the Bank enjoys good relations with its personnel.

PERFORMANCE RATIOS

                                                                         AT OR FOR THE
                                                                       YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                   2000                1999
                                                                ---------           ---------
                                                                 (DOLLARS IN THOUSANDS)
Return on assets (net income divided by average total assets)..      0.35%          (0.26)%
Return on average equity (net income divided by
      average stockholders' equity)............................      5.04           (4.06)
Equity to assets ratio (average equity divided by
      average total assets)....................................      6.90            6.40


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

REGULATION OF THE BANK

         REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationship. Both core and tangible capital are further reduced by an amount equal to a the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 2000, the Bank had no such investments.

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

         In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 2000, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

         The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2000.

                                                                                PERCENT OF
                                                              AMOUNT            ASSETS  (1)
                                                              ------            -----------
                                                                 (DOLLARS IN THOUSANDS)

         Tangible capital.....................................$   9,265            7.22%
         Tangible capital requirement.........................    1,925            1.50
                                                              ---------           -----
         Excess (deficit).....................................$   7,340            5.72%
                                                              =========           =====

         Core capital.........................................$   9,265            7.22%
         Core capital requirement.............................    5,132            4.00
                                                              ---------           -----
         Excess (deficit).....................................$   4,133            3.22%
                                                              =========           =====

         Risk-based capital...................................$  10,297           11.42%
         Risk-based capital requirement.......................    7,210            8.00
                                                              ---------           -----
         Excess (deficit).....................................$   3,087            3.42%
                                                              =========           =====

         ______________
         (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

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

         PROMPT CORRECTIVE REGULATORY ACTION. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to
divest   subsidiaries.   The  senior  executive   officers  of  a  significantly
undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

         Under the implementing regulations, the federal banking regulators, including the OTS, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     ADEQUATELY                                     SIGNIFICANTLY
                           WELL CAPITALIZED          CAPITALIZED         UNDERCAPITALIZED        UNDERCAPITALIZED
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The OTS may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the OTS determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

         A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 2000, approximately 72.66% of the Bank's assets were invested in Qualified Thrift Investments.

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

         The FDIC has adopted an assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings is zero and institutions in the worst risk assessment classification are assessed at the rate of 0.27% of insured deposits. Until December 31, 1999, however, SAIF-insured institutions, were required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, Bank Insurance Fund ("BIF") members were assessed for these obligations at the rate of 1.3 basis points. Since December 31, 1999, both BIF and SAIF members are assessed at the same rate for FICO payments.

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

         LIQUIDITY REQUIREMENTS. The Bank is required to maintain average daily balances of liquid assets (cash, deposits maintained pursuant to the Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) in each calendar quarter of not less than a specified percentage (currently 4%) of its net withdrawable savings deposits plus the average daily balance of short-term borrowings during the preceding calendar quarter. Monetary penalties may be imposed for failure to meet liquidity requirements. The average regulatory liquidity ratio of the Bank for the month of June 2000 was 6.79%.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHFBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 2000, of $929,000. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2000, the Bank had $10.5 million in advances and other borrowings from the FHLB of Cincinnati. See "Business of the Bank -- Deposit Activities and Other Sources of Funds -- Borrowings."

         FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts of up to $44.3 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2000, the Bank met its reserve requirements.

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

         The OTS regulations permit federal associations to branch in any state or states of the United States and its territories. Except in supervisory cases or when interstate branching is otherwise permitted by state law or other statutory provision, a federal association may not establish an out-of-state branch unless (i) the federal association qualifies as a QTL or as a "domestic building and loan association" under ss.7701(a)(19) of the Code and the total assets attributable to all branches of the association in the state would qualify such branches taken as a whole as a QTL or for treatment as a domestic building and loan association and (ii) such branch would not result in (a) formation of a prohibited multi-state multiple savings and loan holding company or (b) a violation of certain statutory restrictions on branching by savings association subsidiaries of banking holding companies. Federal associations generally may not establish new branches unless the association meets or exceeds minimum regulatory capital requirements. The OTS will also consider the association's record of compliance with the Community Reinvestment Act of 1977 in connection with any branch application.

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

STATE INCOME TAXATION

         The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of Middlesboro Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available-for-sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital. For the year ended June 30, 2000, the amount of such expense for Middlesboro Federal was $114,671.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The following table sets forth the location and certain additional information regarding the Bank's offices and other material property.

                                                              BOOK VALUE AT                        DEPOSITS AT
                            YEAR          OWNED OR              JUNE 30,         APPROXIMATE        JUNE 30,
                           OPENED          LEASED                 2000         SQUARE FOOTAGE         2000
                           ------          ------                 -----        --------------         ----

MAIN OFFICE:

1431 Cumberland Avenue
Middlesboro, Kentucky       1915            Owned            $1,033,913             11,906       $56,364,456

BRANCH OFFICES:

1501 E. Main Street
Cumberland, Kentucky        1976           Leased                86,236              1,700        28,288,341

134 Pine Street
Pineville, Kentucky         1997           Leased                68,642                750         6,002,738

5320 N. Broadway
Fountain City, Tennessee    1998            Owned             1,443,910              8,000        15,601,175



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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.
----------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the over-the-counter market with quotations available through the OTC "Electronic Bulletin Board" under the symbol "CMBN." Trading commenced in April 1997. The high and low stock price by quarter for fiscal years 1999 and 2000 were as follows:

      QUARTER ENDED                       HIGH              LOW
      -------------                       ----              ----
      September 30, 1998                  17.75             15.00
      December 31, 1998                   15.00             10.75
      March 31, 1999                      12.00             10.75
      June 30, 1999                       12.00              8.50
      September 30, 1999                   8.50              8.50
      December 31, 1999                   10.25              7.50
      March 31, 2000                       9.25              6.75
      June 30, 2000                        7.00              5.50



         No dividends have been declared during this period. As of June 30, 2000, there were 160 recordholders of the Common Stock.

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

         Middlesboro Federal is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by properties located in Bell and Harlan Counties in southeastern Kentucky, Claiborne, Knox and Union Counties in upper east Tennessee and western Lee County in Virginia. To a lesser extent, Middlesboro Federal also originates construction loans, multi-family and commercial real estate loans, commercial business loans and consumer loans. It also has a significant amount of investments in mortgage-backed securities and United States Government and federal agency obligations.

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

         The following table sets forth the interest rate sensitivity of the Bank's net portfolio value as of March 31, 2000 (the most recent date for which information is available) in the event of 1%, 2% and 3% instantaneous and permanent increases and decreases in market interest rates, respectively. These changes are set forth below as basis points, where 100 basis points equals one percentage point.

                                   NET PORTFOLIO VALUE                         NPV AS % OF PORTFOLIO VALUE OF ASSETS
      CHANGE             ---------------------------------------               ------------------------------------
      IN RATES           $ AMOUNT        $ CHANGE       % CHANGE                NPV RATIO      BASIS  POINT CHANGE
      --------           --------        --------       --------                ---------      --------------------
                                         (DOLLARS IN THOUSANDS)

      + 300 bp           $8,678          $  (3,634)         (30)%                  6.97%        (244) bp
      + 200 bp           10,051             (2,260)         (18)%                  7.93%        (148) bp
      + 100 bp           11,293             (1,018)          (8)%                  8.76%         (65) bp
          0 bp           12,310                 --           --                    9.41%          --
     -  100 bp           12,959                649            5%                   9.78%          38  bp
     -  200 bp           13,282                971            8%                   9.93%          52  bp
     -  300 bp           13,669              1,359           11%                  10.12%          71  bp

         The following table sets forth the interest rate risk capital component for the Bank at March 31, 2000 given a hypothetical 200 basis point rate change in market interest rates.
                                                                       AT
                                                                 MARCH 31, 2000
                                                                 --------------

Pre-shock NPV Ratio: NPV as % of Portfolio Value of Assets .......... 9.41%
Exposure Measure: Post-Shock NPV Ratio .............................. 7.93%
Sensitivity Measure: Change in NPV Ratio ............................ 148 bp

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

         Middlesboro Federal originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to the 1980s, Middlesboro Federal, like virtually all savings associations, originated only fixed-rate loans and held them in portfolio until maturity. As a result of the problems caused by holding fixed-rate loans in a rapidly increasing interest-rate environment, changes in regulations to allow for variable-rate loans and consumer demand for such loans during periods of high interest rates, Middlesboro Federal began to transform its portfolio into loan products the interest rates of which adjust periodically. As a result, 64.33% of Middlesboro Federal's loan portfolio, as of June 30, 2000 consisted of adjustable or floating rate loans.

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



                                                                       YEAR ENDED JUNE 30,
                                               ---------------------------------------------------------------------------
                                                             2000                                     1999
                                               ---------------------------------       -----------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                     AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST        RATE
                                               -------      --------     -------       -------       --------      -------
                                                                             (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Loans
    Consumer................................   $ 13,901     $   1,390    10.00%        $  19,897     $ 2,060         10.35%
    Other...................................      9,874           796     8.06             5,345         466          8.72
    Mortgage................................     85,977         7,090     8.25            85,701       7,433          8.67
                                               --------     ---------                  ---------     -------
     Total loans............................    109,752         9,276     8.45           110,943       9,959          8.98
                                               --------     ---------                  ---------     -------
  Mortgage-backed securities................      3,028           183     6.04             4,504         260          5.77
  Investment securities.....................      3,966           247     6.23             3,283         227          6.91
  FHLB stock................................      1,369           119     8.69             1,731         122          7.04
                                               --------     ---------                  ---------     -------
  Total interest-earning assets.............    118,115         9,825     8.32           120,461      10,568          8.77
                                                            ---------                                -------
  Non-interest-earning assets...............     11,015                                   16,039
                                               --------                                ---------
     Total assets...........................   $129,130                                $ 136,500
                                               ========                                =========

INTEREST EXPENSE
  Savings deposits..........................   $  8,117     $     179     2.21         $   8,586     $   208          2.42%
  Certificates of deposit...................     85,742         4,620     5.39            83,531       4,722          5.65
  Demand, NOW and money market..............     13,174           235     1.78            12,363         225          1.82
                                               --------     ---------                  ---------     -------
       Total deposits.......................    107,033         5,034     4.70           104,480       5,155          4.93
  Funds borrowed............................     12,911           825     6.39            20,583       1,165          5.66
                                               --------     ---------                  ---------     -------
Total interest-bearing liabilities..........    119,944         5,859     4.88           125,063       6,320          5.05
                                                            ---------                                -------
Other non-interest-bearing liabilities......        275                                    2,703
Total stockholders' equity..................      8,911                                    8,734
                                               --------                                ---------
     Total liabilities and stockholders'
       equity...............................   $ 129,130                                $136,500
                                               =========                                ========

Net interest income.........................                $   3,966                                $ 4,248
                                                            =========                                =======
Interest rate spread........................                              3.44%                                       3.72%
                                                                         =====                                        ====
Net yield on interest-earning assets........                              3.36%                                       3.53%
                                                                         =====                                        ====
Ratio of average interest-earning assets to
  average interest-bearing liabilities......      98.48%                                    96.32%
                                               ========                                ==========

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

                                                              YEAR ENDED JUNE 30,
                                         -----------------------------------------------------------------
                                           2000      VS.        1999         1999         VS.       1998
                                         -----------------------------      ------------------------------
                                            INCREASE (DECREASE)                   INCREASE (DECREASE)
                                                   DUE TO                               DUE TO
                                         -----------------------------      -------------------------------
                                         RATE        VOLUME      TOTAL      RATE        VOLUME      TOTAL
                                         ----        ------      -----      ----        ------      ------
                                                                    (IN THOUSANDS)
Interest income:
  Loans:
    Consumer..........................  $    (49)   $   (621)  $   (670)    $     59    $     45    $    104
    Other.............................       (65)        395        330          (62)       (347)       (409)
    Mortgage..........................      (367)         24       (343)         602        (410)        192
  Mortgage-backed securities..........         8         (85)       (77)         (21)        (74)        (95)
  Investment securities...............       (27)         47         20           19          (7)         12
  FHLB stock..........................        22         (25)        (3)           9           5          14
                                        --------    --------   --------     --------    --------    --------
      Total interest income...........      (478)       (265)      (743)         606        (788)       (182)
                                        --------    --------   --------     --------    --------    --------
Interest expense:
  Savings deposits....................       (18)        (11)       (29)         (19)        (17)        (36)
  Certificates of deposit.............      (227)        125       (102)         189         327         516
  Demand, NOW and money market........        (5)         15         10          (27)         25          (2
  Funds borrowed......................        94        (434)      (340)        (381)        (65)       (446)
                                        --------    --------   --------     --------    --------    --------
      Total interest expense..........      (156)       (305)      (461)        (238)        270          32
                                        --------    --------   --------     --------    --------    --------
Change in net interest income.........  $   (322)   $     40   $   (282)    $    844    $ (1,058)   $   (214)
                                        ========-   ========   ========     ========    ========    ========


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND 1999

         The Company's total assets decreased by $1.9 million, or 1.48%, from $130 million at June 30, 1999 to $128.2 million at June 30, 2000. The decrease in assets was principally due to a decrease in the overall loan portfolio. Gross loans at June 30, 2000 totaled $111.3 million as compared to $115.4 million at June 30, 1999, with the $4.1 million or 3.55% decrease primarily attributable to decreases in the Bank's commercial and construction loans, partially offset by a $3.7 million increase in one-to-four family mortgage loans. These changes reflect the Bank's change in emphasis in its loan originations away from commercial and consumer loans with an increased emphasis on one- to four-family lending. Mortgage-backed securities, designated as available for sale, also declined by $953,000 or 26.64% from $3.6 million at June 30, 1999 to $2.6 million at June 30, 2000. The decline in the balance of mortgage-backed securities classified as available-for-sale reflects principal repayments on these securities. These changes were partially offset by increases of $784,000, or 106.02%, in other real estate owned, $433,000, or 35.06% in property held for investment and $305,000, or 9.24%, in investment securities designated as available-for-sale. The increase in other real estate owned reflects an increase in loan collection efforts. The increase in investment securities was due to reinvestment of matured mortgage-backed securities.

         Total liabilities amounted to $119.1 million at June 30, 2000, down from $121.3 million at June 30, 1999. The $2.2 million decrease was attributable to repayments of advances from the FHLB. Total deposits were comparable year to year, decreasing by only $827,000, or 0.77%, from $106.9 million at June 30, 1999 to $106.1 million at June 30, 2000.

         Total stockholders' equity increased by $407,000 from $8.7 million at June 30, 1999 to $9.1 million at June 30, 2000. This increase was due primarily to net income for the year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

         NET INCOME. For the year ended June 30, 2000, the Company's net income amounted to $449,000 as compared to a net loss of $355,000 for the fiscal year ended June 30, 1999. This represented an increase of $804,000. The increase was due to the combined effects of a $1.3 million, or 86.49%, reduction in the provision for loan losses and a $224,000, or 5.47%, reduction in non-interest expense, partially offset by a $283,000, or 6.66% decrease in net interest income and a $60,000, or 6.79%, decrease in non interest income.

         NET INTEREST INCOME. Net interest income decreased by $283,000 from $4.2 million for the year ended June 30, 1999 to $4.0 million for the year ended June 30, 2000. The decrease was attributable to the combined effects of a decrease in interest income as a result of the decreased level of average interest-earning assets in fiscal year 2000 as compared to fiscal year 1999 and a decrease in the average yield on interest earning expenses, partially offset by declines in both the average balance of interest-bearing liabilities and a decrease in the average cost associated with such liabilities. Average interest-earning assets amounted to $118.1 million for fiscal year 2000 as compared to $120.5 million for fiscal year 1999 for a decrease of $2.3 million. This decrease was attributable to reductions in both the Bank's loan portfolio and its mortgage-backed securities portfolio. During fiscal year 2000, the Bank's loan growth slowed substantially as compared to prior years primarily due to management's efforts to strengthen the portfolio by tightening underwriting standards and collection efforts as well as increased competition from secondary market originators.

         INTEREST INCOME. Interest income totaled $9.8 million for the year ended June 30, 2000, a decrease of $744,000, or 7.04%, from fiscal year 1999's level of $10.6 million. The decrease resulted primarily from a reduction in the average balance of other loans, primarily unsecured consumer loans from $19.9 million in fiscal year 1999 to $13.9 million in fiscal year 1999 as well as a 35 basis point decrease in the average yield on this portfolio. Due to the combined effects of these changes, interest income from unsecured consumer and commercial loans decreased by $340,000. Interest income from mortgage loans also declined by $343,000 from $7.4 million for the year ended June 30, 1999 to $7.1 million for the year ended June 30, 2000, as an increase in the average balance of the mortgage loan portfolio was more than offset by a 42 basis point decrease in the average rate received on such loans. Also contributing to the decline in interest income was a $77,000 reduction in interest income from mortgage-backed securities reflecting a $1.5 million reduction in the average balance of these securities during fiscal year 2000 as compared to fiscal year 1999, partially offset by a 27 basis point increase in the average rate received year-to year.

         INTEREST EXPENSE. Total interest expense for fiscal year 2000 decreased by $461,000 or 7.29% to $5.9 million as compared to $6.3 million in the prior fiscal year, increased interest expense on certificates of deposit was substantially offset by a reduction in interest expense from short term borrowings. Interest expense on deposits amounted to $5.0 million in fiscal year 2000, down from $5.2 million in fiscal year 1999 with the decrease primarily attributable to decreased interest expense on certificates of deposit as an increase in the average balance of such deposits outstanding was more than offset by a decrease in the average rate paid. In fiscal year 2000, the average balance of certificates of deposit outstanding amounted to $85.7 million, up from $83.5 million in fiscal year 1999 while the average rate paid on the Bank's certificates of deposit decreased from 5.65% in fiscal year 1999 to 5.39% in fiscal year 2000. The increase in the average balance of certificates of deposit was due to the additional certificates opened in the new Fountain City branch while the decrease in the average rate paid reflects the Bank's decision not to offer any premium deposit rates in fiscal year 2000. Interest expense on short term borrowings declined by $340,000 from $1.2 million in fiscal year 1999 to $865,000 in fiscal year 2000. This decrease was primarily attributable to a reduction in the average balance of such borrowings from $20.6 million for fiscal year 1999 to $12.9 million for fiscal year 2000.

         PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to bring the total allowance for loans losses to a level considered adequate by management to provide for loan losses based on prior loss experience, volume and type of lending conducted by the Bank, industry standards and past due loans in the Bank's loan portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Bank's loan portfolio. The provision for loan losses decreased by $1.3 million, or 86.56% from

$1.5 million for the year ended June 30, 1999 to $206,000 for the year ended June 30, 2000. The decreased provision was deemed necessary by the Bank due to additional chargeoffs in 2000 resulting in a reduction of substandard loans. The allowance for loan losses as a percentage of gross loans at fiscal year end 2000 was 0.93% as compared to1.32% at fiscal year end 1999.

         NONINTEREST INCOME. Noninterest income totaled $824,000 for the year ended June 30, 2000, a decrease of $60,000, or 6.79%, from $884,000 for the year ended June 30, 1999 due to the decreased level of loan originations during the 2000 period, a net loss on the sale of repossessed assets as well as a decline in gains from the sale of investment securities. During fiscal year 1999, the Bank realized a net gain of $18,000 from the sale of investment securities as compared to a net loss of $313 from the sale of investment securities during fiscal year 2000. In addition, due to the decreased level of loan originations during the period, loan fees and other service charges declined by $10,000, or 1.16%, to a total of $778,000 for the year ended June 30, 2000 as compared to $789,000 for the year ended June 30, 1999.

         NONINTEREST EXPENSE. Noninterest expense decreased by $224,000 or 5.47%, from $4.1 million for the year ended June 30, 1999 to $3.9 million for the year ended June 30, 2000. Salaries and employee benefit expenses declined by $37,000, or 2.13%, from $1.8 million for fiscal year 1999 to $1.7 million for fiscal year 2000. The decrease was primarily attributable to a decline in ESOP expense and cost control efforts. For the fiscal year ended June 30, 2000, the Company recognized a $75,000 expense as a result of the release of shares for allocation to participants under the Company's ESOP as compared to a $208,000 expense in fiscal year 1999. The Company makes annual contributions to the ESOP equal to the ESOP's debt service. As the debt is repaid, shares are released from collateral and allocated to active employees based on the proportion of debt service paid during the year. As shares are released from collateral, the Company reports compensation expense equal to the current market value of shares. Occupancy and equipment expense rose by $61,000, or 10.84% during fiscal year 2000 from $562,000 during fiscal year 1999 to $623,000 with the increase due to an increase due to the additional expenses associated with the operation of the new branch in Fountain City, Tennessee.

         INCOME TAX EXPENSE. Income tax expense increased by $395,000 from a net benefit of $124,000 for fiscal year 1999 to an expense of $271,000 for fiscal year 2000. The increase in income tax expense is due directly to the increased level of earnings during fiscal year 2000. The effective tax rates for fiscal years 2000 and 1999 were 34% and 34%, respectively. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income and timing differences related to the deferred compensation arrangements.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has no business other than that of the Bank. The Company's assets consist almost entirely of its investments in the Bank. To fund any future dividend payments by the Company or to provide funds for activities at the Company level, the Company would be dependent upon dividends from the Bank. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. At June 30, 2000, the Bank had approximately $845,000 year to date net income available for the payment of dividends by the Bank to the Company under these regulations.

         The Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are currently equal to 4.0% of deposits and short-term borrowings. The Bank's average liquidity ratio was 6.79% at June 30, 2000.

         The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $106.1 million and $106.9 million at June 30, 2000 and 1999, respectively.

         The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $1.6 and $1.3 million at June 30, 2000 and 1999, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

         At June 30, 2000, Middlesboro Federal had $499,000 in commitments to originate loans. At June 30, 2000, the Bank had $59.8 million in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

         ACCOUNTING FOR IMPAIRMENT OF LOANS. The Company's measurement of impaired loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 2000, $791,955 of loans were considered impaired by the

Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 2000. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

         Independent Auditor's Opinion......................................39

         Consolidated Statements of Financial Condition
         as of June 30, 2000, 1999 and 1998.................................40

         Consolidated Statements of Income
         for the Years Ended June 30, 2000, 1999 and 1998...................42

         Consolidated Statements of Stockholders' Equity
         for the Years Ended June 30, 2000, 1999 and 1998...................44

         Consolidated Statements of Cash Flows
         for the Years Ended June 30, 2000, 1999 and 1998...................46

         Notes to the Consolidated Financial Statements.....................48

                   [LETTERHEAD OF MARR, MILLER & MYERS, PSC]







                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

July 20, 2000



To the Board of Directors and Stockholders
Cumberland Mountain Bancshares, Inc. and Subsidiaries
Middlesboro, Kentucky


We have audited the accompanying consolidated statements of financial condition of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 2000, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Marr, Miller & Myers, PSC

Certified Public Accountants

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    June 30,


                                     ASSETS
                                     ------
                                                                 2000           1999           1998
                                                                 ----           ----           ----

Cash and cash equivalents                                    $  1,580,568   $  1,316,809   $  1,664,459
Investment securities, held to maturity (market value
  $6,976 at June 30, 1998)                                             --             --          6,976
Other investments, at market value                                180,000        195,000        303,340
Investment securities, available for sale, at market value      3,607,385      3,302,281      3,397,560
Mortgage-backed securities, available for sale, at market
 value                                                          2,625,643      3,579,133      5,577,842
Loans, net of allowance for loan losses of $1,031,805,
 $1,575,761 and $798,069 at June 30, 2000, 1999 and
 1998,  respectively                                          109,610,362    111,612,055    118,060,639
Accrued interest receivable                                       809,289        934,094        985,245
Federal Home Loan Bank (FHLB) stock                               928,600      1,810,300      1,688,100
Other real estate owned                                         1,523,168        739,342        100,460
Premises and equipment, net                                     4,263,097      4,586,533      3,214,695
Property held for investment                                    1,668,697      1,235,497        619,616
Other assets                                                    1,372,210        780,331        287,147
                                                             ------------   ------------   ------------


                              TOTAL ASSETS                   $128,169,019   $130,091,375   $135,906,079
                                                             ============   ============   ============


The accompanying notes are an integral part of these consolidated financial statements.


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            2000              1999             1998
                                                            ----              ----             ----
LIABILITIES
    Deposits                                             $ 106,077,913    $ 106,905,137    $  97,719,318
    Advances from FHLB                                      10,500,000       12,000,000       26,000,000
    Notes payable                                            1,484,491        1,674,233        1,747,719
    Accrued interest payable                                   192,357          136,689          283,461
    Other liabilities                                          799,096          667,245        1,394,746
                                                         -------------    -------------    -------------
        Total liabilities                                  119,053,857      121,383,304      127,145,244
                                                         -------------    -------------    -------------

OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, .01 par value, 8,000,000 shares
      authorized, 678,800 shares issued and
      outstanding                                                6,788            6,788            6,788
    Treasury stock, 5,200 shares and 16,800
      shares outstanding at June 30, 1999 and 1998,
      respectively, at cost                                         --          (87,750)        (258,551)
    Unearned MRP shares                                        (90,156)              --              --
    Unearned stock options                                    (328,668)        (240,918)        (240,918)
    Unearned ESOP shares                                      (822,113)        (897,135)      (1,053,328)
    Preferred stock, 2,000,000 shares authorized, none
      issued and outstanding                                        --               --               --
    Paid-in capital                                          5,560,396        5,560,396        5,541,930
    Retained earnings                                        4,938,993        4,490,020        4,844,981
    Net unrealized gain (loss) on available for sale
      securities, net of tax effect                           (150,078)        (123,330)         (80,067)
                                                         -------------    -------------    -------------
        Total stockholders' equity                           9,115,162        8,708,071        8,760,835
                                                         -------------    -------------    -------------

                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY             $ 128,169,019    $ 130,091,375    $ 135,906,079
                                                         =============    =============    =============

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                        CONSOLIDATED STATEMENTS OF INCOME
                              Years Ended June 30,


                                                                2000            1999          1998
                                                                ----            ----          ----
INTEREST INCOME
    Loans                                                     $ 9,276,425    $ 9,959,048   $10,071,996
    Mortgage-backed securities                                    183,016        260,314       354,822
    Investment securities and other interest-earning assets       246,529        226,441       215,131
    FHLB stock                                                    118,536        122,420       107,557
                                                              -----------    -----------   -----------
        Total interest income                                   9,824,506     10,568,223    10,749,506

INTEREST EXPENSE                                                5,859,433      6,320,392     6,288,017
                                                              -----------    -----------   -----------

NET INTEREST INCOME                                             3,965,073      4,247,831     4,461,489

PROVISION FOR LOAN LOSSES                                         205,940      1,524,416     1,108,099
                                                              -----------    -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                        3,759,133      2,723,415     3,353,390
                                                              -----------    -----------   -----------

NONINTEREST INCOME
    Loan fees and service charges                                 778,456        788,696       869,972
    Net gain (loss) on sales of investment securities                (313)        18,338       112,544
    Net gain (loss) on sales of property                           61,325         34,633            --
    Net gain (loss) on sales of repossessed assets                (61,169)        19,001       115,578
    Other                                                          46,039         23,727        19,204
                                                              -----------    -----------   -----------
        Total noninterest income                                  824,338        884,395     1,117,298
                                                              -----------    -----------   -----------

NET INTEREST AND OTHER INCOME                                   4,583,471      3,607,810     4,470,688
                                                              -----------    -----------   -----------
NONINTEREST EXPENSE
    Salaries and employee benefits                              1,695,917      1,759,388     1,356,409
    Data processing                                               233,024        204,288       303,863
    SAIF deposit insurance premium                                 74,700         90,083        68,299
    Occupancy and equipment                                       623,312        562,354       390,248
    Franchise and other taxes                                     118,239        169,144       119,757
    Advertising                                                   152,602        240,569       171,003
    Other                                                         965,333      1,060,873       939,412
                                                              -----------    -----------   -----------
        Total noninterest expense                               3,863,127      4,086,699     3,348,991
                                                              -----------    -----------   -----------

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                              Years Ended June 30,


                                                                 2000         1999          1998
                                                                 ----         ----          ----
INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES                                                          720,344      (478,889)    1,121,697

PROVISION FOR INCOME TAXES (BENEFIT)                             271,371      (123,928)      370,336
                                                              ----------    ----------    ----------

NET INCOME (LOSS)                                             $  448,973    $ (354,961)   $  751,361
                                                              ==========    ==========    ==========

COMPREHENSIVE INCOME (LOSS)
    Net income (loss)                                         $  448,973    $ (354,961)   $  751,361
    Unrealized gain (loss) on securities, net of tax effect      (26,748)      (43,263)       61,761
                                                              ----------    ----------    ----------
        TOTAL COMPREHENSIVE INCOME (LOSS)                     $  422,225    $ (398,224)   $  813,122
                                                              ==========    ==========    ==========

PER SHARE DATA
    Basic earnings (loss) per share                           $    .7868    $   (.6241)   $   1.3206
                                                              ==========    ==========    ==========

    Diluted earnings (loss) per share                         $    .7138    $   (.5696)   $   1.3206
                                                              ==========    ==========    ==========

    Weighted average common and common equivalent
      shares outstanding                                         570,586       568,713       568,963
                                                              ==========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              Years Ended June 30,

                                                     Common                                           Unearned
                                                      Stock              Treasury Stock              MRP Shares
                                              --------------------    --------------------        -----------------
                                              Shares        Amount    Shares         Amount      Shares       Amount
                                              ------        ------    ------         ------      ------       ------

Balance, June 30, 1997                        678,800    $   6,788          --       $   --           --       $   --

For the year ended June 30, 1998:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                            --           --          --           --           --           --
    Net income (loss)                              --           --          --           --           --           --
    ESOP shares acquired                           --           --          --           --           --           --
    Stock option shares acquired                   --           --          --           --           --           --
    Treasury stock acquired                        --           --      16,800     (258,551)          --           --
                                            ---------    ---------    --------    ---------    ---------     --------

Balance, June 30, 1998                        678,800        6,788      16,800     (258,551)          --           --

For the year ended June 30, 1999:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                            --           --          --           --           --           --
    Net income (loss)                              --           --          --           --           --           --
    ESOP shares earned, net of tax effect          --           --          --           --           --           --
    Treasury stock sold                            --           --     (11,600)     170,801           --           --
                                            ---------    ---------    --------    ---------    ---------     --------

Balance, June 30, 1999                        678,800        6,788       5,200      (87,750)          --           --

For the year ended June 30, 2000:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                            --           --          --           --           --           --
    Net income (loss)                              --           --          --           --           --           --
    ESOP shares earned, net of tax effect          --           --          --           --           --           --
    Treasury stock reserved for stock
      options                                      --           --      (5,200)      87,750           --           --
    Stock acquired reserved for MRP plan           --           --          --           --        7,367      (90,156)
                                            ---------    ---------    --------    ---------    ---------     --------
Balance, June 30, 2000                        678,800    $   6,788    $     --    $      --        7,367     $(90,156)
                                            =========    =========    =========   =========    =========     ========

The accompanying notes are an integral part of these consolidated financial statements.


                                                                                                          Net
                                                                                                       Unrealized
         Unearned Stock                Unearned ESOP                                                 Gain (Loss) On
            Options                       Shares                                                       Available
   ----------------------        ----------------------             Paid-In           Retained          For Sale
   Shares          Amount        Shares          Amount             Capital           Earnings         Securities        Total
   ------          ------        ------          ------             -------           --------         ----------        -----
        --      $      --       83,256          $(986,423)         $ 5,541,930        $ 4,093,620       $(141,828)     $ 8,514,087




        --             --           --                 --                   --                 --          61,761           61,761
        --             --           --                 --                   --            751,361              --          751,361
        --             --        4,600            (66,905)                  --                 --              --          (66,905)
    15,031       (240,918)          --                 --                   --                 --              --         (240,918)
        --             --           --                 --                   --                 --              --         (258,551)
----------      ---------       ------          ---------          -----------        -----------       ---------      -----------
    15,031       (240,918)      87,856         (1,053,328)           5,541,930          4,844,981         (80,067)       8,760,835




        --             --           --                 --                   --                 --         (43,263)         (43,263)
        --             --           --                 --                   --           (354,961)             --         (354,961)
        --             --      (13,027)           156,193                   --                 --              --          156,193
        --             --           --                 --               18,466                 --              --          189,267
----------      ---------       ------          ---------          -----------        -----------       ---------      -----------
    15,031       (240,918)      74,829           (897,135)           5,560,396          4,490,020        (123,330)       8,708,071




        --             --           --                 --                  --                  --         (26,748)         (26,748)
        --             --           --                 --                  --             448,973              --          448,973
        --             --       (6,257)            75,022                  --                  --              --           75,022

     5,200        (87,750)          --                 --                  --                  --              --               --
        --             --           --                 --                  --                  --              --          (90,156)
----------      ---------       ------          ---------          -----------        -----------       ---------      -----------
    20,231      $(328,668)      68,572          $(822,113)         $ 5,560,396        $ 4,938,993       $(150,078)     $ 9,115,162
==========      =========       ======          =========          ===========        ===========       =========      ===========


              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years Ended June 30,


                                                                   2000             1999            1998
                                                                   ----             ----            ----
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                          $    448,973    $   (354,961)   $    751,361
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation                                                426,527         344,156         158,446
        Amortization and accretion                                    8,647           8,925          18,559
        FHLB stock dividend                                        (118,536)       (122,200)       (107,400)
        Provision for loan losses                                   205,940       1,524,416       1,108,099
        (Gain) loss on sales of investment securities                   313         (18,338)       (112,544)
        (Gain) loss on sales of property held for investment        (61,325)        (34,633)             --
        (Gain) loss on sales of repossessed assets                   61,169         (23,727)        (19,204)
        Deferred income tax                                         134,524        (288,589)        (49,970)
        Changes in assets and liabilities:
           Accrued interest receivable                              124,805          51,151        (246,839)
           Other assets                                            (712,624)          4,370         (93,822)
           Accrued interest payable                                  55,668        (146,772)         42,738
           Other liabilities                                        131,851        (866,524)        864,938
                                                               ------------    ------------    ------------
               Net cash provided by (used in) operating
                activities                                          705,932          77,274       2,314,362
                                                               ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Proceeds from redemption of capital stock-FHLB                1,000,236              --         202,400
    Purchase of FHLB stock                                               --              --      (1,058,700)
    Proceeds on maturities of investment securities                      --       1,510,305       1,003,040
    Purchase of other securities                                         --              --      (3,821,557)
    Principal collected on mortgage-backed securities               950,897       1,969,315       1,319,332
    Proceeds on sales of other securities                           514,688         126,678       3,732,462
    Principal collected on investment securities called             148,002       1,546,668         817,779
    Purchase of investment securities                              (999,688)     (3,000,000)       (998,750)
    Purchase of mortgage-backed securities                               --              --        (509,591)
    Net (increase) decrease  in loans                               950,758       4,261,559     (19,613,791)
    Construction in progress                                             --              --        (806,507)
    Purchases of equipment and improvements                         (84,682)     (1,715,994)       (542,573)


The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              Years Ended June 30,

                                                                              2000           1999             1998
                                                                              ----           ----             ----

    Proceeds from sales of property held for investment                       227,774         538,732              --
    Purchase of property held for investment                                 (618,058)     (1,119,980)       (619,616)
                                                                         ------------    ------------    ------------
        Net cash provided by (used in) investing activities                 2,089,927       4,117,283     (20,896,072)
                                                                         ------------    ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Borrowings from FHLB                                                   24,000,000      16,000,000      41,000,000
    Repayments to FHLB                                                    (25,500,000)    (30,000,000)    (28,000,000)
    Proceeds from other borrowings                                                 --       1,166,777       1,012,029
    Payments on other notes                                                  (189,742)     (1,240,263)        (21,097)
    Net increase (decrease) in deposits                                      (827,224)      9,185,819       6,122,870
    Proceeds from sale of treasury stock                                           --         170,801              --
    Purchase of shares for stock option plan                                       --              --        (240,918)
    Purchase of treasury stock                                                     --              --        (258,551)
    ESOP shares earned, net of tax                                             75,022         174,659              --
    Purchase of unearned ESOP shares                                               --              --         (66,905)
    Purchase of unearned MRP shares                                           (90,156)             --              --
                                                                         ------------    ------------    ------------
        Net cash provided by (used in) financing activities                (2,532,100)     (4,542,207)     19,547,428
                                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 263,759        (347,650)        965,718

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,316,809       1,664,459         698,741
                                                                         ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $  1,580,568    $  1,316,809    $  1,664,459
                                                                         ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash payments for:
        Interest                                                         $  5,803,765    $  6,467,164    $  6,245,279
                                                                         ============    ============    ============

        Income taxes                                                     $         --    $    200,000    $    656,368
                                                                         ============    ============    ============

Loans transferred to foreclosed real estate during the year              $  1,622,548    $    950,871    $    460,075
                                                                         ============    ============    ============
Proceeds from sales of foreclosed real estate financed
  through loans                                                          $    777,553    $    288,262    $    391,597
                                                                         ============    ============    ============
Total increase (decrease) in unrealized gain (loss) on
  available for sale securities                                          $     26,748    $     43,263    $    (61,761)
                                                                         ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

    The accounting policies that affect the significant elements of the financial statements are summarized below:

    BASIS  OF  PRESENTATION  AND   ORGANIZATION:   The  consolidated   financial
    -------------------------------------------
        statements of Cumberland Mountain Bancshares, Inc. and Subsidiaries (the Company) include the accounts of the Company, Middlesboro Federal Bank, F.S.B. (the "Bank") and the Company's wholly-owned subsidiary, Home Mortgage Loan Corporation. All significant intercompany accounts and transactions have been eliminated. On December 12, 1996, the Boards of Directors of the Bank and the Mutual Holding Company adopted a Plan of Conversion and Reorganization (the "Plan") and in December, 1996 the Bank organized the Company under Tennessee law as a first-tier wholly owned subsidiary. Pursuant to the Plan: (i) the Mutual Holding Company converted to an interim federal stock savings bank and simultaneously merged with and into the Bank; (ii) the Mutual Holding Company ceased to exist and the 330,000 shares or 64.71% of the outstanding Bank Common Stock held by the Mutual Holding Company was cancelled; and (iii) a second interim savings association ("Interim") was formed by the Company solely for the purpose of the merger with and into the Bank. As a result of the merger of Interim with and into the Bank, the Bank became a wholly owned subsidiary of the Company operating under the name "Middlesboro Federal Bank, Federal Savings Bank" and the outstanding Public Bank Shares, which amounted to 180,000 shares or 35.29% of the outstanding Bank Common Stock at September 30, 1996, was converted into the Exchange Shares pursuant to a ratio (the "Exchange Ratio"), which resulted in the holders of such shares (the "Public Stockholders") owning in the aggregate approximately the same percentage of the Common Stock outstanding upon the completion of the Conversion and Reorganization (i.e., the Conversion Stock and the Exchange Shares) as the percentage of Bank Common Stock Owned by them in the aggregate immediately prior to consummation of the Conversion and Reorganization, before giving effect to: (i) the exercise of dissenters' rights of appraisal by the holders of any shares of Bank Common Stock; (ii) the payment of cash in lieu of issuing fractional Exchange Shares; and (iii) any shares of Conversion Stock purchased by the Bank's stockholders in the Offerings or the ESOP thereafter. All necessary governmental and shareholder approvals for the Conversion and Reorganization were received. The Company's primary source of income is from its banking subsidiary, which operates in Middlesboro, Kentucky with three branches located in Pineville and Cumberland, Kentucky and Fountain City, Tennessee. The Bank's primary source of revenue is derived from net interest income on loans and investments.

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

    INVESTMENT  SECURITIES:  Investment  securities that are held for short-term
    ----------------------
        resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Other marketable securities are classified as available for sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities available for sale are recognized as direct increases or decreases in stockholders' equity. Cost of securities sold is recognized using the specific identification method.

    MORTGAGE-BACKED    SECURITIES:    Mortgage-backed    securities    represent
    -----------------------------
        participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments. Management intends and has the ability to hold such securities to maturity. Should any be sold, cost of securities sold is determined using the specific identification method.

    LOANS: Loans are stated at unpaid principal balances, less the allowance for
    -----
        loan losses and net of deferred loan fees and unearned discounts.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

   ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT
   -----------------------------------------------------------------------------
      OF LIABILITIES: The FASB issued SFAS No.125, "Accounting for Transfers and
      --------------
          Servicing of Financial Assets and Extinguishment of Liabilities", which was effective for the Company's fiscal year beginning July 1, 1997. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS No. 125 upon the results of operations of the Company was not material.

   ACCOUNTING FOR IMPAIRMENT  OF LOANS:  The Company's  measurement of  impaired
   -----------------------------------
          loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 2000, $791,955 of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If, as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 2000. Residential mortgages and consumer loans and leases outside the scope of SFAS No. 114 are collectively evaluated for impairment.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        -----------------------------------------------------

    PREMISES AND  EQUIPMENT:  Premises and  equipment  are stated at cost,  less
    -----------------------
        accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements for which the lesser of the estimated useful life of the asset or the term of the lease is used. The useful lives used in computing depreciation and amortization are as follows:

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

    OTHER REAL  ESTATE  OWNED:  Other  real  estate  owned  ("OREO")  represents
    -------------------------
        property acquired through foreclosure proceedings held for sale and real estate held for investment. OREO is carried at its fair value, net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in OREO expense. Recoverable costs relating to the development and improvement of OREO are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. Management is of the opinion that such sales will result in net proceeds at least equal to present carrying values.

    ACCOUNTING FOR  IMPAIRMENT  OF LONG-LIVED  ASSETS:  The FASB issued SFAS No.
    -------------------------------------------------
        121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which was effective for the Company's fiscal year beginning July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. SFAS No. 121 also requires that certain assets to be disposed of be measured at the lower of carrying amount or the net realizable value. The impact of adopting SFAS No. 121 upon the results of operations of the Company was not material.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


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

     BASIC AND DILUTED EARNINGS  PER SHARE:  Basic  earnings per share of common
     -------------------------------------
          stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock, management recognition plan shares and stock options outstanding and awarded during the period.

     ACCRUED COMPENSATED  ABSENCES:  The Company requires all earned vacation to
     -----------------------------
          be taken by their employees. There is no liability for compensated absences reflected in the accompanying financial statements due to the immateriality of the accrual.

     STOCK-BASED COMPENSATION PLANS:  Effective in 1996, the Company adopted the
     ------------------------------
          disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". The fair value of each option granted is valued at an amount equal to the market price of the company's stock on the date of the grant.

NOTE 2 - INVESTMENT SECURITIES
         ---------------------

   The carrying value, unrealized gains (losses) and estimated market value of investment securities held to maturity and other investments are summarized as follows:

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                                                                                         Gross            Gross           Estimated
                                                                     Amortized        Unrealized        Unrealized          Market
                                                                        Cost             Gains            Losses            Value
                                                                        ----             -----            ------            -----
    June 30, 2000
    -------------
        Powell Valley National Bank, Inc.                         $    180,000      $            --  $            --   $    180,000
                                                                  ============      ================ ===============   ============

    June 30, 1999
    -------------
        Powell Valley National Bank, Inc.                         $    180,000      $            --  $            --   $    180,000
        Intrieve Corporation                                            15,000                   --               --         15,000
                                                                  ------------      ---------------  ---------------   ------------
                                                                  $    195,000      $            --  $            --   $    195,000
                                                                  ============      ===============  ===============   ============

    June 30, 1998
    -------------
        Municipal bond                                            $      6,976      $            --  $            --   $      6,976
                                                                  ============      ===============  ===============   ============

        Powell Valley National Bank, Inc.                         $    180,000      $            --  $            --   $    180,000
        Intrieve Corporation                                            15,000                   --               --         15,000
        CBES Bancorp, Inc.                                             109,957                   --           (1,617)       108,340
                                                                  ------------      ---------------  ---------------   ------------
                                                                  $    304,957      $            --   $       (1,617)  $    303,340
                                                                  ============      ===============  ===============   ============

   The Company has the intent and ability to hold these securities to maturity.

   The carrying value, unrealized gains (losses) and estimated market value of investment securities available for sale are summarized as follows:

                                                                                         Gross            Gross          Estimated
                                                                   Amortized          Unrealized        Unrealized         Market
                                                                      Cost               Gains            Losses           Value
                                                                      ----               -----            ------           -----
June 30, 2000
-------------
        U.S. Treasury and government agencies                     $ 2,801,023       $         --       $  (64,361)      $ 2,736,662
        Franklin U.S. Government Securities Fund                    1,000,000                 --         (129,277)          870,723
                                                                  ------------      ------------       ----------       -----------
                                                                  $ 3,801,023       $         --       $ (193,638)      $ 3,607,385
                                                                  ===========       ============       ==========       ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                                                                                         Gross         Gross           Estimated
                                                                     Amortized        Unrealized     Unrealized          Market
                                                                        Cost             Gains         Losses            Value
                                                                        ----             -----         ------            -----
    June 30, 1999
    -------------
        U.S. Treasury and government agencies                     $ 2,451,474       $           687   $  (31,270)     $ 2,420,891
        Franklin U.S. Government Securities Fund                    1,000,000                   --      (118,610)         881,390
                                                                  ------------      ---------------   ----------      -----------
                                                                  $ 3,451,474       $           687    $(149,880)     $ 3,302,281
                                                                  ===========       ===============    =========      ===========
    June 30, 1998
    -------------
        U.S. Treasury and government agencies                     $ 2,492,872       $            --   $  (15,371)     $ 2,477,501
        Franklin U.S. Government Securities Fund                     1,000,000                   --      (79,941)         920,059
                                                                  ------------      ---------------   ----------      -----------
                                                                  $ 3,492,872       $            --   $  (95,312)     $ 3,397,560
                                                                  ===========       ===============   ==========      ===========

    The gross realized gains, losses and proceeds on sales of other securities and investment securities are as follows:

                                2000            1999           1998
                                ----            ----           ----

Proceeds                   $   514,688     $   126,678      $3,732,462
                           ===========     ===========      ==========

Gross realized gains       $        --     $    18,338      $  112,544
                           ===========     ===========      ==========

Gross realized losses      $       313     $        --      $       --
                           ===========     ===========      ==========

    The amortized cost and estimated market value of investment securities, by contractual maturity, are as follows:

                                         June 30, 2000                      June 30, 1999                      June 30, 1998
                                         -------------                      -------------                      -------------
                                                    Estimated                          Estimated                          Estimated
                                  Amortized          Market          Amortized          Market          Amortized           Market
                                     Cost             Value             Cost             Value             Cost             Value
                                     ----             -----             ----             -----             ----             -----

Due in one year
  or less                      $         --      $         --     $    500,125      $    500,812     $ 1,003,330       $ 1,001,309
Due after one year
  through five years              1,500,000         1,457,420        1,500,000         1,476,736         504,052           502,152
Due after five years
  through ten years                 999,714           983,160               --                --         498,254           495,395
Due after ten years                 301,309           296,082          451,349           443,343         494,212           485,621
                               ------------      ------------     ------------      ------------     -----------       -----------
                               $  2,801,023         2,736,662        2,451,474         2,420,891       2,499,848         2,484,477

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                                         June 30, 2000                      June 30, 1999                      June 30, 1998
                                         -------------                      -------------                      -------------
                                                    Estimated                          Estimated                          Estimated
                                  Amortized          Market          Amortized          Market          Amortized           Market
                                     Cost             Value             Cost             Value             Cost             Value
                                     ----             -----             ----             -----             ----             -----
Franklin U.S.
  Government
  Securities Fund                 1,000,000            870,723       1,000,000          881,390         1,000,000          920,059
Other investments                   180,000            180,000         195,000          195,000           304,957          303,340
                                -----------        -----------     -----------      -----------       -----------      ------------

Total investment
  securities                    $ 3,981,023        $ 3,787,385     $ 3,646,474      $ 3,497,281       $ 3,804,805      $ 3,707,876
                                ===========        ===========     ===========      ===========       ===========      ===========


   There were no issues held at June 30, 2000, 1999 and 1998, that exceeded 10% of stockholders' equity.

NOTE 3 - MORTGAGE-BACKED SECURITIES
         --------------------------

    Mortgage-backed securities are summarized as follows:

                                           Gross          Gross       Estimated
                          Amortized      Unrealized     Unrealized      Market
                            Cost           Gains         Losses         Value
                            ----           -----         ------         -----
June 30, 2000
-------------
    GNMA                 $   359,712   $        --    $    (8,513)   $   351,199
    FNMA                   2,026,860            --        (23,242)     2,003,618
    FHLMC                    272,824            --         (1,998)       270,826
                         -----------   -----------    -----------    -----------
       Total             $ 2,659,396   $        --    $   (33,753)   $ 2,625,643
                         ===========   ===========    ===========    ===========

June 30, 1999
-------------
    GNMA                 $   428,563   $        --    $    (3,358)   $   425,205
    FNMA                   2,833,649         3,452        (34,619)     2,802,482
    FHLMC                    354,592            --         (3,146)       351,446
                         -----------    ----------     ----------    -----------
       Total             $ 3,616,804   $     3,452    $   (41,123)   $ 3,579,133
                         ===========   ===========    ===========    ===========

June 30, 1998
-------------
    GNMA                 $   515,486   $        --    $    (1,892)   $   513,594
    FNMA                   4,605,380        10,985        (31,200)     4,585,165
    FHLMC                    479,499            --           (416)       479,083
                         -----------    ----------     ----------    -----------
       Total             $ 5,600,365   $    10,985    $   (33,508)   $ 5,577,842
                         ===========   ===========    ===========    ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 3 - MORTGAGE-BACKED SECURITIES (CONTINUED)
         -------------------------------------

    Mortgage-backed certificates represent participating interests in pools of long-term first mortgage loans. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

    The proceeds, gross realized gains and losses on sales of mortgage-backed securities are as follows:

                                                   2000              1999             1998
                                                   ----              ----             ----

        Proceeds                               $        --      $        --       $        --
                                               ===========      ===========       ===========

        Gross realized gains                   $        --      $        --       $        --
                                               ===========      ===========       ===========

        Gross realized losses                  $        --      $        --       $        --
                                               ===========      ===========       ===========


    At June 30, 2000, mortgage-backed securities with an amortized cost of $2,209,130 and estimated market value of $2,179,839 were pledged to secure deposits.

NOTE 4 - LOANS
         -----

    Major classifications of loans are summarized as follows (dollars in thousands):

                                     2000        1999         1998
                                     ----        ----         ----
Mortgage loans:
   One-to-four family            $  68,479    $  64,825    $  68,328
   Multi-family                        879        2,350        2,421
   Commercial                       18,584       18,837       19,442
Construction:
   One-to-four family                2,078        4,639        1,393
   Multi-family and commercial       1,397        1,832          884
Commercial                           7,752       10,536       10,682
Consumer                            12,168       12,418       16,647
                                 ---------    ---------    ---------
       Total loans                 111,337      115,437      119,797

Less:
   Unearned discounts                   (1)          (1)         (25)
   Allowance for loan losses        (1,032)      (1,576)        (798)
   Loans in process                   (694)      (2,248)        (913)
                                 ---------    ---------    ---------
       Net loans                 $ 109,610    $ 111,612    $ 118,061
                                 =========    =========    =========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 4 - LOANS (CONTINUED)
         ----------------

    Activity in the allowance for loan losses is summarized as follows:

                                 2000           1999           1998
                                 ----           ----           ----

Balance, beginning of year   $ 1,575,761    $   798,069    $   305,819
Provision for loan losses        205,940      1,524,416      1,108,099
Charge-offs                   (1,131,142)      (911,209)      (726,657)
Recoveries                       381,246        164,485        110,808
                             -----------    -----------    -----------
Balance, end of year         $ 1,031,805    $ 1,575,761    $   798,069
                             ===========    ===========    ===========

    Non-accrual loans and their impact on interest income are as follows:


                                                             2000        1999         1998
                                                             ----        ----         ----

Non-accrual loans                                        $  791,955   $1,528,226   $1,729,290
                                                         ==========   ==========   ==========

Impact on interest income:
   Interest income that would have been recorded on
   non-accrual loans in accordance with original terms   $   64,686   $  139,307   $   31,306
                                                         ==========   ==========   ==========

Interest income actually received and recorded during
 the period                                              $    7,295   $   41,349   $   86,465
                                                         ==========   ==========   ==========

   The maturities of all loans at June 30, 2000 which have predetermined or floating or adjustable rates follows (amounts in thousands):

        Predetermined Rate:
           1 month - 1 year                                    $   6,428
           1 year - 5 years                                       13,527
           Over 5 years                                           13,038
                                                               ---------
               Total                                           $  32,993
                                                               =========

        Floating or Adjustable Rates:
           1 month - 1 year                                    $   6,023
           1 year - 5 years                                       25,717
           Over 5 years                                           45,910
                                                               ---------
               Total                                           $  77,650
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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 4 - LOANS (CONTINUED)
         ----------------

   The Company is engaged principally in providing first mortgage loans and accepting deposits. Substantially all of the Company's mortgage loan portfolio at June 30, 2000, 1999 and 1998, represents loans to borrowers in Southeastern Kentucky and Northeastern Tennessee. The Company's policy is to make mortgage loans that generally do not exceed 80% of the appraised value of the underlying property. The Company's loans on nonresidential properties are collateralized by churches, hospitals and other business properties.

   The Company has a blanket pledge to the Federal Home Loan Bank of $15,750,000 of their first mortgages on one-to-four family residences to secure their borrowings.

   Loans made to officers and directors of the Company and their interests are presented below.

                                                              Balance,                                                    Balance,
                                                         Beginning of Year         New Loans         Repayments         End of Year
                                                         -----------------         ---------         ----------         -----------

                            2000                            $ 1,090,172            $ 411,600         $ 303,383          $ 1,198,389
                                                            ===========            =========         =========          ===========

NOTE 5 - ACCRUED INTEREST RECEIVABLE
         ---------------------------

    Accrued interest receivable is comprised of the following:

                                                                                    2000                1999                1998
                                                                                    ----                ----                ----
        Investment securities                                                $      41,783       $      44,007       $      23,859
        Mortgage-backed securities                                                  14,179              18,388              34,467
        Loans                                                                      753,327             871,699             926,919
                                                                             -------------       -------------       -------------
           Total                                                             $     809,289       $     934,094       $     985,245
                                                                             =============       =============       =============

NOTE 6 - OTHER REAL ESTATE OWNED
         -----------------------

    Federal banking regulations require the Company to dispose of all OREO acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. Failure to receive additional extensions could result in losses on OREO.

    Loans converted to OREO through foreclosure proceedings totaled $1,622,548, $950,871 and $460,075 for the years ended June 30, 2000, 1999 and 1998, respectively. Sales of OREO that were financed by the Company totaled $777,553, $288,262 and $391,597 for the years ended June 30, 2000, 1999 and 1998, respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 7 - PREMISES AND EQUIPMENT
         ----------------------

    Premises and equipment is comprised of the following:

                                        2000         1999        1998
                                        ----         ----        ----

Land                                $  297,870   $  297,870   $  155,000
Office buildings and improvements    3,224,609    3,221,754    1,695,155
Furniture, fixtures and equipment    2,337,936    2,256,109    1,403,077
Construction in progress                    --           --      806,507
                                    ----------   ----------   ----------
   Total premises and equipment      5,860,415    5,775,733    4,059,739
Less accumulated depreciation        1,597,318    1,189,200      845,044
                                    ----------   ----------   ----------
   Net premises and equipment       $4,263,097   $4,586,533   $3,214,695
                                    ==========   ==========   ==========


NOTE 8 - PROPERTY HELD FOR INVESTMENT
         ----------------------------

    Home Mortgage Loan Corporation, an operating subsidiary of the Company, has acquired various pieces of property to be used for future development and/or resale. The value of these properties at June 30, 2000 and 1999 and 1998 was $1,668,697, $1,235,497 and $619,616, respectively.

NOTE 9 - DEPOSITS
         --------

    Deposits are summarized as follows:

                                                                           Weighted
                                                                           Average
                                                                             Rate           Amount            Percent
                                                                             ----           ------            -------
        June 30, 2000
        -------------
          Balance by interest rate:
               Transaction accounts:
                  Demand and NOW checking (including
                    non-interest bearing deposits of $2,306,445)            1.66%      $   11,800,344           11.12
                  Savings                                                   2.25%           7,653,993            7.22
                  Money market                                              3.11%             589,779             .69
                                                                                       --------------          ------
                      Total transaction accounts                                           20,044,116           19.03
                                                                                       --------------          ------

               Certificates of deposit accounts:
                  1.00% - 3.00%                                                               155,375             .00
                  3.01% - 5.00%                                                             5,676,249            5.35
                  5.01% - 7.00%                                                            80,202,173           75.62
                                                                                       --------------          ------
                      Total certificates of deposit accounts                               86,033,797           80.97
                                                                                       --------------          ------
                      Total                                                            $  106,077,913          100.00
                                                                                       ==============          ======

               Weighted average annual interest rate on total deposits                                           3.19
                                                                                                               ======

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 9 - DEPOSITS (CONTINUED)
         -------------------

                                                                      Weighted
                                                                      Average
                                                                        Rate          Amount            Percent
                                                                        ----          ------            -------
        June 30, 1999
        -------------
          Balance by interest rate:
               Transaction accounts:
                  Demand and NOW checking (including
                    non-interest bearing deposits of $2,301,668)       1.64%      $   11,246,158          10.52
                  Savings                                              2.22%           8,838,394           8.27
                  Money market                                         3.73%           1,173,133           1.09
                                                                                  --------------         ------
                      Total transaction accounts                                      21,257,685          19.88
                                                                                  --------------         ------

               Certificates of deposit accounts:
                  3.01% - 5.00%                                                       19,247,838          18.00
                  5.01% - 7.00%                                                       66,399,614          62.12
                                                                                  --------------         ------
                      Total certificates of deposit accounts                          85,647,452          80.12
                                                                                  --------------         ------
                      Total                                                       $  106,905,137         100.00
                                                                                  ==============         ======

               Weighted average annual interest rate on total deposits                                     4.82
                                                                                                         ======

        June 30, 1998
        -------------
          Balance by interest rate:
               Transaction accounts:
                  Demand and NOW checking (including
                    non-interest bearing deposits of $2,425,957)       2.58%      $   10,114,022          10.35
                  Savings                                              1.93%           9,156,751           9.37
                  Money market                                         3.59%             469,336            .48
                                                                                   -------------         ------
                      Total transaction accounts                                      19,740,109          20.20
                                                                                   -------------         ------

               Certificates of deposit accounts:
                  2.75% - 3.00%                                                           79,045            .08
                  3.01% - 5.00%                                                           98,986            .10
                  5.01% - 7.00%                                                       77,801,178          79.62
                                                                                  --------------         ------
                      Total certificates of deposit accounts                          77,979,209          79.80
                                                                                  --------------         ------
                      Total                                                       $   97,719,318         100.00
                                                                                  ==============         ======

               Weighted average annual interest rate on total deposits                                     5.03
                                                                                                         ======

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 9 - DEPOSITS (CONTINUED)
         -------------------

    Remaining contractual maturity of certificates of deposit accounts are as follows:

                                           2000                              1999                             1998
                                           ----                              ----                             ----

        Under one year               $ 59,827,081        69.54%        $ 62,729,691       73.24%        $ 55,720,269        71.46%
        One to three years             22,882,687        26.60           19,363,440       22.61           20,195,255        25.90
        Three to five years             3,324,029         3.86            3,532,732        4.12            2,038,140         2.61
        Five to ten years                      --          .00               21,589         .03                9,058          .01
        Ten to twenty years                    --          .00                   --         .00               16,487          .02
                                     ------------       ------         ------------      ------         ------------       ------
           Total                     $ 86,033,797       100.00%        $ 85,647,452      100.00%        $ 77,979,209       100.00%
                                     ============       ======         ============      ======         ============       ======

    The  aggregate  amount  of jumbo  certificates  of  deposit  with a  minimum
denomination  of  $100,000  was  approximately   $27,850,247,   $29,381,472  and
$16,127,000 at June 30, 2000, 1999 and 1998, respectively.

    Interest expense on deposits consists of the following:

                                                                                 2000                1999                1998
                                                                                 ----                ----                ----

        NOW checking and money market                                        $   234,898         $   224,872        $    227,251
        Savings                                                                  179,430             208,343             244,153
        Certificates of deposit                                                4,619,844           4,722,200           4,205,801
                                                                             -----------         -----------        ------------
           Total                                                             $ 5,034,172         $ 5,155,415         $ 4,677,205
                                                                             ===========         ===========         ===========

    The Bank held related party deposits of approximately $683,000 at June 30, 2000.

NOTE 10 - ADVANCES FROM FHLB
          ------------------

    At June 30, 2000, 1999 and 1998, the Bank has outstanding advances from the Federal Home Loan Bank of $10,500,000, $12,000,000 and $26,000,000,
respectively. Five and a half million dollars of advances, at June 30, 2000, bear interest at a rate of 7.35% and mature within the next year and five million dollars of advances bear interest at a rate of 6.08% and mature March, 2003.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 11 - NOTES PAYABLE
          -------------

    Notes payable at June 30, are as follows:

                                                                                         2000              1999              1998
                                                                                         ----              ----              ----
        Powell Valley  National  Bank note; dated June, 1998;
        secured by ESOP shares;  due in annual  payments of
        $54,362 plus interest at two points over prime rate,
        currently 10.5%; due April, 2008                                            $    406,963     $    458,665      $    502,210
        Powell Valley National Bank note; dated June, 1998;
         secured by ESOP shares; due in annual payments of
         $27,018 plus interest at two points over prime rate,
         currently 10.5%; due May, 2005                                                  133,661          145,911           157,807
        Powell Valley National Bank note; dated June, 1998;
         secured by real estate; due in quarterly payments of
         $29,868 plus interest at one point over prime rate,
         currently 9.5%; due December, 2007                                              880,528        1,000,000         1,000,000
        Individual note; dated January, 1998; secured by real
         estate; due in annual payments of $9,800 including
         interest at 5%; due January, 2008                                                63,339           69,657            75,673
        Individual note, dated January, 1997; secured by real
         estate; due in monthly payments of $1,035 with no
         interest; due May, 1998                                                              --               --            12,029
                                                                                    ------------     ------------      -------------
                                                                                    $  1,484,491     $  1,674,233      $  1,747,719
                                                                                    ============     ============      ============

    Maturities on the notes payable are as follows:


                     Year              Amount
                     ----              ------

                     2001        $     207,485
                     2002              207,817
                     2003              208,165
                     2004              208,531
                     2005              207,485
                  Thereafter           445,008
                                  ------------
                                  $  1,484,491
                                  ============

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 12 - FEDERAL INCOME TAXES
          --------------------

    Income taxes are comprised of the following:

                                                                                      2000             1999              1998
                                                                                      ----             ----              ----

        Current provision                                                           $ 136,847        $ 146,785         $ 463,330
        Deferred benefit                                                              134,524         (270,713)          (92,994)
                                                                                    ---------        ---------         ---------
                                                                                    $ 271,371        $(123,928)        $ 370,336
                                                                                    =========        =========         =========

    Deferred tax assets and liabilities were comprised of the following:
                                                                                      2000             1999              1998
                                                                                      ----             ----              ----
        Tax bases over financial bases for loans (loan loss
         reserve and discounts)                                                     $ 221,844        $ 341,387         $ 111,952
        Deferred compensation                                                          74,044           98,356            66,248
        Retirement plans                                                              125,261           96,241            86,663
        Depreciation                                                                 (121,653)        (101,964)          (96,312)
        Unrealized gains (losses) on securities                                        77,313           63,534            40,414
                                                                                    ---------        ---------         ---------
           Net deferred tax asset                                                   $ 376,809        $ 497,554         $ 208,965
                                                                                    =========        =========         =========

    The Company's effective tax rate varies from the statutory rate of thirty-four percent. The reasons for this difference are as follows:

                                                                                      2000             1999              1998
                                                                                      ----             ----              ----

        Computed "expected" tax provision                                           $ 136,847        $ 146,785         $ 463,330
        Increase (reduction) of taxes:
         Tax-exempt income                                                             40,302           41,678            36,819
         Allowance for loan losses                                                    119,543         (229,434)          (76,495)
         Retirement plans                                                             (18,037)          (9,579)          (30,257)
         Deferred compensation                                                         10,248          (16,180)          (16,282)
         Depreciation                                                                  19,689            5,653            21,065
         ESOP/MRP plan                                                                (35,281)         (61,149)               --
         Other                                                                         (1,940)          (1,702)          (27,844)
                                                                                    ---------        ---------         ---------
              Total                                                                 $ 271,371        $(123,928)        $ 370,336
                                                                                    =========        =========         =========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 13 - DIRECTORS' RETIREMENT PLAN
          --------------------------

    The Bank has adopted the Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Directors (the "Directors' Plan") pursuant to which directors of the Bank are entitled to receive, upon retirement, sixty monthly payments in the amount of seventy-five percent of the average monthly fees that the respective director received for service on the Board during the twelve-month period preceding termination of service on the Board, subject to a twenty year vesting schedule. In connection with the adoption of the Directors' Plan, the Bank incurred an expense of $46,157, $16,565 and $70,940 for the years ended June 30, 2000, 1999, and 1998, respectively. The liability accrued under this plan was $196,460, $185,175 and $193,900 at June 30, 2000, 1999, and 1998,
respectively. The related deferred tax asset was $66,796, $62,959 and $65,926 at June 30, 2000, 1999, and 1998, respectively.

NOTE 14 - EMPLOYMENT AGREEMENT
          --------------------

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

    The Employment Agreement provides for a term of three years, with the Employee's annual base salary equal to $55,000. On each anniversary date of the commencement of the Employment Agreement, the term of the Employee's employment will be extended for an additional one-year period beyond the then effective expiration date, upon a determination by the Board of Directors that the performance of the Employee has met the required performance standards and that such Employment Agreement should be extended. The Employment Agreement provides the Employee with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave. The Employment Agreement shall terminate upon the Employee's death, may terminate upon the Employee's disability and is terminable by the Bank for "just cause" (as defined in the Employment Agreement). In the event of termination for just cause, no severance benefits are available. If the Bank terminates the Employee without just cause, the Employee will be entitled to a continuation of his salary and benefits from the date of termination through the remaining term of the Employment Agreement and at the Employee's election, either continued participation in benefits plans which the Employee would have been eligible to participate in through the Employment Agreement's expiration date or the cash equivalent thereof. If the Employment Agreement is terminated due to the Employee's "disability" (as defined in the Employment Agreement), the Employee will be entitled to a continuation of his salary and benefits through the date of such termination, including any period prior to the establishment of the Employee's disability. In the event of the Employee's death during the term of the Employment Agreement, his estate will be entitled to receive his salary through the last day of the calendar month in which the Employee's

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 14 - EMPLOYMENT AGREEMENT (CONTINUED)
          -------------------------------

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

    At June 30, 2000, 1999 and 1998, the accrual for the estimated benefits payable under this agreement was $139,655, $97,889 and $60,990, respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 15 - INCENTIVE COMPENSATION PLAN
          ---------------------------

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

    The Incentive Compensation Plan has an indefinite term, and the Bank has the right at any time to terminate or amend the Incentive Compensation Plan for any reason; provided, that no amendment or termination shall, without the consent of a participant or, if applicable, the participant's beneficiary, adversely affect such participant's or beneficiary's rights with respect to benefits accrued as of the date of such amendment or termination. The bonus accrued was $14,978, $9,000 and $9,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 16 - DEFERRED COMPENSATION
          ---------------------

    The Bank has an unfunded deferred compensation agreement with a former officer that provides additional benefits upon retirement. The plan specifies a benefit of $1,000 per month for fifteen years from the date of his retirement, which was December 31, 1993. If he does not live to receive all of his deferred compensation, the unpaid balance at the time of his death shall be forfeited. He is required to perform various future services under this agreement for the fifteen year term. A life insurance policy has been purchased on his life to reimburse the Bank for the net cost of the deferred compensation. The amount expensed under this agreement at June 30, 2000, 1999 and 1998, was $12,000.

    The Company specified an annual salary of $52,000 for Mr. Roy Shoffner. He has elected to defer partially this annual salary. At June 30, 2000, 1999 and 1998, $81,000, $104,000 and $52,000, respectively, has been accrued under this contract and this liability and the related deferred tax asset of $27,540, $35,360 and $17,680, respectively, are recognized in these financial statements.

    In connection with a deferred compensation agreement between the Bank and another former officer, provision has been made for the future compensation which is payable over the next twenty years. At June 30, 2000, 1999 and 1998, $136,777, $141,505 and $145,915, respectively, has been accrued under this contract and this liability and the related deferred tax asset of $46,504, $48,111 and $49,611, respectively, are recognized in the financial statements. The Bank is the owner and beneficiary of a life insurance policy aggregating $200,000 on the life of this employee. The policy had an aggregate cash surrender value of $21,480, $14,807 and $8,447 at June 30, 2000, 1999 and 1998,
respectively.

NOTE 17 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES
          -----------------------------------------------------

    CONCENTRATION OF CREDIT RISK: The Company's  core customer loan  origination
    ----------------------------
        base is located in Southeastern Kentucky and Northeastern Tennessee. At June 30, 2000, approximately eighty-two percent of the Company's loan portfolio was secured by real estate. Mortgage loans secured by one to four family properties comprised approximately sixty-three percent of total mortgage loans at June 30, 2000.

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 17 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          ----------------------------------------------------------------

        A summary of financial instruments with off-balance-sheet risk at June 30, is as follows (in thousands):

                                                          2000    1999      1998
                                                          ----    ----      ----
           Commitments to extend credit                 $  499   $  482   $1,589
           Unfunded lines of credit                      1,542    1,798    2,444
           Commercial and standby letters of credit         90      191      210
                                                        ------   ------   ------
               Total                                    $2,131   $2,471   $4,243
                                                        ======   ======   ======

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

    COMMITMENTS:  The  Company has entered  into three  noncancelable  operating
    -----------
        leases for branch banking locations. At June 30, 2000, minimum rental commitments based on the remaining noncancelable lease terms were as follows:

                        Year                   Amount
                        ----                   ------
                        2001                 $  89,820
                        2002                    73,020
                        2003                    60,000
                        2004                    60,000
                        2005                    60,000
                     Thereafter                495,000
                                             ---------
                                             $ 837,840

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 17 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          ----------------------------------------------------------------

        Total rent expense for the years ended June 30, 2000, 1999 and 1998 was $91,126, $89,820 and $76,220, respectively.

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

        The Bank is involved in negotiation with their insurance company regarding loans purchased from an outside lender which was found to be uncollectible due to fraud on the part of one of the outside lender's employees. The amount due to the Bank of $668,254, which was the remaining principal amount of the mortgages which were found to be paid in full, is reflected in other assets. A specific reserve of $218,000 has been allocated in the allowance for loan loss to reflect the maximum estimated loss.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 18 - MANAGEMENT RECOGNITION PLAN
          ---------------------------

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

    A committee of not less than two members of the Board who are the nonemployee directors administer the trust and make awards. The assets of the Plan are held in a trust which is administered by trustees designated by the Board. Under terms of the plan, the MRP trust may purchase, in the aggregate, up to a maximum of 17,589 shares of common stock. Such shares may be newly issued shares, shares held in the treasury, or shares held in a grantor trust. As of October 21, 1999, awards covering 7,036 shares of common stock were granted. One-third of these plan shares will be vested upon their award, one-third of the shares will vest when the participant completes two years of service following the award date and the remaining one-third shares will vest when the participant completes four years of service following the initial award date.

    Participants will recognize compensation income when their interest vests. Generally, the Company may claim a compensation expense deduction at the same time and same amount as a participant recognizes compensation income.

NOTE 19 - 1998 STOCK OPTION AND INCENTIVE PLAN
          ------------------------------------

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 19 - 1998 STOCK OPTION AND INCENTIVE PLAN (CONTINUED)
          -----------------------------------------------

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

    The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who work forty or more hours per week. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying consolidated statement of financial condition.

    As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earning-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. The ESOP compensation expense for the year ended June 30, 2000 and 1999 was $75,023 and $208,432, respectively.

    Shares of the Company held by the ESOP at June 30 are as follows:

                                                2000         1999         1998
                                                ----         ----         ----

Allocated shares                                     --           --           --
                                             ==========   ==========   ==========

Shares released for allocation                    6,257       13,027           ==
                                             ==========   ==========   ==========

Unreleased (unearned) shares                     68,572       74,829       87,856
                                             ==========   ==========   ==========

Fair value of unreleased (unearned) shares   $  839,321   $  626,693   $1,405,696
                                             ==========   ==========   ==========

NOTE 21 - REGULATORY CAPITAL REQUIREMENT
          ------------------------------

    The Company and the Bank are required to comply with the capital adequacy standards established by the Office of Thrift Supervision (OTS). There are three basic measures of capital adequacy for banks that have been promulgated; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

    The minimum guidelines for the ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to riskweighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4.0% of risk-weighted assets) must comprise common stock, minority interests in the equity account of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier I Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital").

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 21 - REGULATORY CAPITAL REQUIREMENT (CONTINUED)
          -----------------------------------------

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

    As of June 30, 2000, 1999 and 1998, the Company was considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios of the Company as of June 30, and the applicable regulatory minimums (in thousands):

                                                          2000                   1999                    1998
                                                          ----                   ----                    ----
                                                   Amount        Ratio      Amount      Ratio      Amount      Ratio
                                                   ------        -----      ------      -----      ------      -----
        Tangible Capital Requirement:
           Actual                                $   9,265        7.22     $   8,831      6.81    $ 8,840        6.50
           Minimum required                          1,925        1.50         1,943      1.50      2,040        1.50
                                                 ---------      ------     ---------    ------     ------       -----
           Excess over minimum                   $   7,340        5.72     $   6,888      5.31    $ 6,800        5.00
                                                 =========      ======     =========    ======     ======       =====

        Core Capital Requirement:
           Actual                                $   9,265        7.22     $   8,831      6.81    $ 8,840        6.50
           Minimum required                          5,132        4.00         5,184      4.00      5,439        4.00
                                                 ---------      ------     ---------    ------    -------       -----
           Excess over minimum                   $   4,133        3.22     $   3,647      2.81    $ 3,401        2.50
                                                 =========      ======     =========    ======    =======       =====

        Risk-Based Capital Requirement:
           Actual                                $  10,297       11.42     $  10,011     10.65    $ 9,639       10.04
           Minimum required                          7,210        8.00         7,521      8.00      7,681        8.00
                                                 ---------      ------     ---------    ------    -------       -----
           Excess over minimum                   $   3,087        3.42     $   2,490      2.65    $ 1,958        2.04
                                                 =========      ======     =========    ======     ======       =====

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS
          -----------------------------------

     Condensed financial statements of the Company (Cumberland Mountain Bancshares, Inc.) are presented below. Amounts shown as investment in the wholly-owned subsidiaries and equity in earnings of the subsidiaries are eliminated in consolidation.

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------
                                     ASSETS
                                     ------

                                                                                 2000            1999            1998
                                                                                 ----            ----            ----

Cash                                                                         $        420    $      4,600    $    393,972
Investment in wholly-owned subsidiaries                                        10,535,868      10,416,268      10,641,915
Other investments                                                                      --              --         108,340
Deferred tax                                                                       38,522          50,245              --
                                                                             ------------    ------------    ------------
    TOTAL ASSETS                                                             $ 10,574,810    $ 10,471,113    $ 11,144,227
                                                                             ============    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and accrued expenses                                        $     38,496    $    158,466    $    723,375
Notes payable                                                                   1,421,152       1,604,576       1,660,017
                                                                             ------------    ------------    ------------
    Total liabilities                                                           1,459,648       1,763,042       2,383,392
                                                                             ------------    ------------    ------------

Common stock                                                                        6,788           6,788           6,788
Treasury stock                                                                         --         (87,750)       (258,551)
Unearned MRP shares                                                               (90,156)             --              --
Unearned stock options                                                           (328,668)       (240,918)       (240,918)
Unearned ESOP shares                                                             (822,113)       (897,135)     (1,053,328)
Paid-in capital                                                                 5,560,396       5,560,396       5,541,930
Retained earnings                                                               4,938,993       4,490,020       4,844,981
Net unrealized gains (losses) on available
   for sale securities, net of tax effect                                        (150,078)       (123,330)        (80,067)
                                                                             ------------    ------------    ------------
    Total stockholders' equity                                                  9,115,162       8,708,071       8,760,835
                                                                             ------------    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 10,574,810    $ 10,471,113    $ 11,144,227
                                                                             ============    ============    ============

                                       74

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          ----------------------------------------------

                              STATEMENTS OF INCOME
                              --------------------

                                                                                   2000          1999            1998
                                                                                   ----          ----            ----
INCOME (EXPENSE)
    Investment income                                                        $          13   $        375     $    12,101
    Gain (loss) on sale of investment securities                                        --         18,338         112,544
    Equity in undistributed net income (loss) of subsidiaries                      619,350        (55,767)        766,586
    Other income                                                                   105,533         51,612              --
    Interest expense                                                              (139,561)      (144,065)        (81,082)
    Compensation                                                                  (127,523)      (220,194)        (52,000)
    Miscellaneous expenses                                                          (8,839)        (5,260)         (6,787)
                                                                             -------------   ------------    ------------
        Net income (loss)                                                    $     448,973   $   (354,961)   $    751,362
                                                                             =============   ============    ============

                            STATEMENTS OF CASH FLOWS
                            ------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $     448,973   $   (354,961)   $    751,362
    Reconciliation of net income to net cash provided by
      operating activities:
        Equity in undistributed net income of subsidiary                          (619,350)        55,767        (751,290)
        Gain (loss) on sale of investment securities                                    --        (18,338)       (112,544)
        (Increase) decrease in deferred tax                                         11,725        (50,245)             --
        Increase (decrease) in accounts payable and accrued
         expenses                                                                 (119,970)      (564,909)        723,375
                                                                             -------------   ------------    ------------
           Net cash provided by (used in) operating activities                    (278,622)      (932,686)        610,903
                                                                             -------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of investments                                                             --             --      (3,651,797)
    Sales of investment securities                                                      --        126,678       3,644,154
                                                                             -------------   ------------    ------------
           Net cash provided by (used in) investing activities                          --        126,678          (7,643)
                                                                             -------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends received from subsidiary                                             473,000        125,000         400,000
    Proceeds from borrowings                                                            --             --       1,000,000
    Payments on borrowings                                                        (183,424)       (53,824)        (54,576)
    Purchase of stock for ESOP plan                                                     --             --         (66,905)
    Proceeds from sale of treasury stock                                                --        170,801              --

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          ----------------------------------------------

                                                                   2000          1999          1998
                                                                   ----          ----          ----
    ESOP shares earned, net of tax                                 75,022        174,659             --
    Purchase of shares for stock option plan                           --             --       (240,918)
    Purchase of treasury stock                                         --             --       (258,551)
    Purchase of shares for MRP plan                               (90,156)            --             --
    Additional investment in subsidiary                                --             --     (1,000,000)
                                                              -----------    -----------    -----------
        Net cash provided by (used in) financing activities       274,442        416,636       (220,950)
                                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      (4,180)      (389,372)       382,310

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        4,600        393,972         11,662
                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $       420    $     4,600    $   393,972
                                                              ===========    ===========    ===========

NOTE 23 - EMPLOYEE BENEFIT PLANS
          ----------------------

    On July 1, 1995, a 401(K) plan was adopted covering substantially all employees. Each employee of the Bank automatically becomes eligible to participate in the plan on the July 1 immediately following the date on which such employee attains the age of 18 and completes one year of service.

    Employees' before-tax contributions are limited based on restrictions established by the Internal Revenue Service. In each plan year, the Bank will make matching contributions to each account equal to twenty-five percent of the employees' elective contributions. Employees are one hundred percent vested at all times in their contributions and regular matching contributions. In addition, the 401(K) arrangement plan permits the Bank to contribute a discretionary amount to all of the participants for any plan year, and those contributions will be allocated among the participants based upon their respective shares of the total compensation paid during the plan year to all participants eligible. The Bank's contributions for the years ended June 30, 2000, 1999 and 1998 were $12,542, $12,921 and $13,987, respectively.

NOTE 24 - LOAN SERVICING
          --------------

    The Bank sold $2,783,000 of loans and retained servicing rights ranging from .125% to .25%. There was no servicing asset or liability recorded because the
Bank estimated that the benefits of servicing are just adequate to compensate for its servicing responsibilities. Servicing income for June 30, 2000, 1999 and 1998 was $5,817, $13,000, and $4,289, respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

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

    The following estimates of the fair value of certain financial instruments held by the Company includes only instruments that could reasonably be evaluated. The investment securities portfolio was evaluated using market quotes as of June 30, 2000. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows, after adjusting for credit deterioration, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. Cash and cash equivalents are valued at cost. The fair values disclosed for checking accounts, savings accounts, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates.

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
          ----------------------------------------------

    The table below illustrates the estimated fair value of the Company's financial instruments as of June 30, using the assumptions described above (in thousands):

                                                                      2000        1999
                                                                      ----        ----
        Cash and cash equivalents                                   $  1,581   $  1,317
                                                                    ========   ========
        Investment securities                                       $  6,413   $  7,076
                                                                    ========   ========
        Loans                                                       $ 93,697   $101,483
                                                                    ========   ========
        Deposits                                                    $104,699   $106,423
                                                                    ========   ========
        Advances from FHLB                                          $ 10,500   $ 12,000
                                                                    ========   ========
        Notes payable                                               $  1,484   $  1,674
                                                                    ========   ========
        Standby letters of credit                                   $     90   $    191
                                                                    ========   ========
        Commitments to extend credit and unfunded lines of credit   $  2,041   $  2,280
                                                                    ========   ========

NOTE 26 - RECLASSIFICATIONS
          -----------------

    There have been some reclassifications of amounts within the stockholders' equity for the year ended June 30, 1999 to properly reflect stock option shares, treasury shares and unearned ESOP shares.

ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

         For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -- Election of Directors" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

               (1)  Independent Auditor's Report

                    (a) Consolidated Statements of Financial Condition as of June 30, 2000, 1999 and 1998 (b) Consolidated Statements of Income for the Years Ended June 30, 2000, 1999 and 1998 (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998 (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998 (e) Notes to Consolidated Financial Statements

               (2)  Financial Statement Schedules. None
                    -----------------------------

               (3)  Exhibits. The following exhibits are either filed as part of
                    --------
                    this Annual Report on Form 10-KSB or incorporated herein by reference:

               Exhibit No.

               3.1  Charter of Cumberland Mountain Bancshares, Inc. *

               3.2  Bylaws of Cumberland Mountain Bancshares, Inc. *

               10.1 Employment   Agreement  between  Middlesboro  Federal  Bank,
                    Federal Savings Bank and James J. Shoffner and amendment * +

               10.2 Middlesboro Federal Bank, FSB 1993 Stock Option Plan * +

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

               10.4 Middlesboro  Federal Bank,  Federal  Savings Bank Retirement
                    Plan for Non-Employee Directors * +

               10.5 Middlesboro Federal Bank, FSB Incentive Compensation Plan *+

               10.6 Form of indemnification agreements with directors *

               10.7 Cumberland Mountain  Bancshares,  Inc. 1998 Stock Option and
                    Incentive Plan +

               10.8 Cumberland Mountain Bancshares,  Inc. Management Recognition
                    Plan +

               21   Subsidiaries of Registrant

               23   Consent of Marr, Miller & Myers, PSC

               27   Financial Data Schedule (EDGAR Only)

___________
* Incorporated by reference from Registration Statement on Form SB-2 filed February 5, 1997 (File No. 333-18665)
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form.

          (b)  Reports  on Form 8-K.  No  current  reports on Form 8-K have been
               --------------------
               filed during the last quarter of the fiscal year covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CUMBERLAND MOUNTAIN BANCSHARES, INC.


Date:  September 27, 2000            By: /s/ James J. Shoffner
                                         ---------------------------------
                                         James J. Shoffner
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ J. Roy Shoffner                      By:
    ---------------------------------            ------------------------------
    J. Roy Shoffner                              Reecie Stagnolia, Jr.
    Chairman of the Board                        Director

Date:  September 27, 2000                        Date:  September 27, 2000


By: /s/ James J. Shoffner                    By: /s/ Raymond C. Walker
    ---------------------------------            ------------------------------
    James J. Shoffner                            Raymond C. Walker
    President and Director                       Director
   (Chief Executive Officer)

Date:  September 27, 2000                        Date:  September 27, 2000


By: /s/ J. D. Howard                         By:
    ---------------------------------            ------------------------------
    J. D. Howard                                 Barry Litton
    Vice President                               Director
    (Chief Financial and Accounting
    Officer)

Date:  September 27, 2000                        Date:  September 27, 2000