Form 10QSB
period 2000-09-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 2000-11-20
CIK 1029093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

[  ] TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  ACT

               From the transition period from to ______________

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

As of October 31, 2000, there were 680,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                        FORM 10-QSB - September 30, 2000

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information
         ---------------------
     Item 1.      Financial Statements
         Consolidated Statement of Financial Condition
           September 30, 2000 and June 30, 2000                               2
         Consolidated Statements of Income
           Three Months Ended September 30, 2000 and 1999                   3-4
         Consolidated Statements of Stockholders' Equity
           Three Months Ended September 30, 2000                              5
         Consolidated Statements of Cash Flows
           Three Months Ended September 30, 2000 and 1999                   6-7
         Notes to the Consolidated Financial Statements                     8-9

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10-15

Part II - Other Information                                                  16
          -----------------
Signatures                                                                   17

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Amounts in thousands)
                      September 30, 2000 and June 30, 2000


                                                             ASSETS
                                                             -------
                                                                                               September 30,            June 30,
                                                                                                    2000                  2000
                                                                                               ------------            ---------
                                                                                                                       (Audited)
Cash and cash equivalents                                                                        $   2,302             $   1,581
Investment securities, held-to-maturity                                                                 --                    --
Investment securities available-for-sale, at market value                                            3,626                 3,607
Other investments, held-to-maturity (market value $180,000 at
  September 30, 2000 and  June 30, 2000)                                                               180                   180
Mortgage-backed securities available-for-sale, at market value                                       2,256                 2,626
Loans, net of allowance for loan losses of $1,379,000 at
  September 30, 2000 and $1,032,000 at June 30, 2000                                               107,462               109,610
Accrued interest receivable                                                                            859                   809
Real estate held for investment                                                                      1,638                 1,669
Repossessed property                                                                                 1,192                 1,523
Federal Home Loan Bank (FHLB) stock, at cost                                                           946                   929
Premises and equipment, net                                                                          4,178                 4,263
Prepaid expenses and other assets                                                                    1,359                 1,372
                                                                                                 ---------             ---------
                                 TOTAL ASSETS                                                    $ 125,998             $ 128,169
                                                                                                 =========             =========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------
Deposits                                                                                           104,802               106,078
Advances from FHLB                                                                                   9,500                10,500
Notes payable                                                                                        1,454                 1,485
Accrued interest payable                                                                               895                   192
Other liabilities                                                                                      795                   799
                                                                                                 ---------             ---------
          Total liabilities                                                                        117,446               119,054
                                                                                                 ---------             ---------

Common stock, $0.01 per value, 8,000,000 shares authorized, 680,159
  shares issued and outstanding                                                                          7                     7
Additional paid-in capital                                                                           5,555                 5,560
Retained earnings                                                                                    4,341                 4,939
Unearned ESOP shares                                                                                  (803)                 (822)
Unearned Stock Option shares                                                                          (329)                 (329)
Unearned MRP shares                                                                                    (90)                  (90)
Net unrealized loss on investment securities available-for-sale, net of deferred tax                  (129)                 (150)
                                                                                                 ---------             ---------
          Total stockholders' equity                                                                 8,552                 9,115
                                                                                                 ---------             ---------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 125,998             $ 128,169
                                                                                                 =========             =========

The accompanying notes are an integral part of these financial statements.

                                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                                            Middlesboro , Kentucky

                                       CONSOLIDATED STATEMENTS OF INCOME
                                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Amounts in thousands, except per share data)

                                                                                              Three Months
                                                                                          Ended September 30,
                                                                                         ----------------------
                                                                                          2000            1999
                                                                                          ----            ----
INTEREST INCOME
      Investment securities                                                              $   62          $   60
      Mortgage-backed securities                                                             36              50
      Loans                                                                               2,363           2,310
      FHLB Stock                                                                             17              33
                                                                                         ------          ------
           Total interest income                                                          2,478           2,453

INTEREST EXPENSE
      Deposits                                                                            1,341           1,255
      FHLB advances                                                                         144             160
      Other borrowed money                                                                   36              36
                                                                                         ------          ------
           Total interest expense                                                         1,521           1,451

NET INTEREST INCOME                                                                         957           1,002

PROVISION FOR LOAN LOSSES                                                                   778              62
                                                                                         ------          ------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                           179             940
                                                                                         ------          ------
NON-INTEREST INCOME
      Loan fees and service charges                                                         186             201
      Losses on sales of repossessed assets                                                 (68)            (10)
      Gains on sales of real estate held for investment                                      --              16
      Other                                                                                  14               1
                                                                                         ------          ------
           Total non-interest income                                                        132             208
                                                                                         ------          ------
NET INTEREST AND NON-INTEREST INCOME                                                        311           1,148
                                                                                         ------          ------
NON-INTEREST EXPENSE
      Salaries and employee benefits                                                        399             373
      Data processing fees                                                                   60              54
      SAIF deposit insurance premiums                                                        13              24
      Occupancy and equipment expense                                                       139             146
      Franchise and other taxes                                                              26              32
      Marketing and other professional services                                              36              33
      ESOP expense                                                                           13              13
      Other                                                                                 499             224
                                                                                         ------          ------
           Total non-interest expense                                                     1,185             899
                                                                                         ------          ------
INCOME BEFORE INCOME TAX EXPENSE                                                           (874)            249

INCOME TAX EXPENSE (BENEFIT)                                                               (276)             83
                                                                                         ------          ------
NET INCOME (LOSS)                                                                        $ (598)          $ 166
                                                                                         ------          ------

                                     CUMBERLAND MOUNTAIN BANCSHARES, INC.
                                            Middlesboro , Kentucky

                                       CONSOLIDATED STATEMENTS OF INCOME
                                THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (Amounts in thousands, except per share data)

COMPREHENSIVE INCOME (LOSS)
      Net income (loss)                                                                $   (598)        $   166
      Unrealized gain (loss) on securities, net of tax effect                              (129)            (98)
                                                                                       --------         -------
           OTHER COMPREHENSIVE INCOME (LOSS)                                           $   (727)        $    68
                                                                                       ========         =======
PER SHARE OF COMMON STOCK:
      Earnings (basic)                                                                 $(1.0626)        $0.2897
                                                                                       ========         =======
      Earnings (diluted)                                                               $(0.9589)        $0.2645
                                                                                       ========         =======
      Dividends                                                                        $     --         $    --
                                                                                       ========         =======


The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                CONSOLIDTATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                                                    Unrealized
                                                                                                                      Loss on
                                                                                                                     Investment
                                                                                     Additional                       Securities
                                                                       Common         Paid-In        Retained        Available-
                                                                        Stock         Capital        Earnings         for-Sale
                                                                       -------       ----------      --------        ----------

Balance at June 30, 2000                                                 $ 7          $ 5,560         $4,939            $ (150)

Net income for the three month period ended
  September 30, 2000                                                      --               --           (598)               --

Common stock issued                                                       --               --             --                --

ESOP shares transferred                                                   --               --             --                --

ESOP shares earned                                                        --               (5)            --                --

Stock Option shares transferred                                           --               --             --                --

MRP shares acquired                                                       --               --             --                --

Decrease in unrealized loss on investment
  securities available-for-sale for the period
  ended September 30, 2000, net of deferred tax                           --               --             --                21
                                                                         ---          -------         ------            ------
Balance at September 30, 2000                                            $ 7          $ 5,555         $4,341            $ (129)
                                                                         ===          =======         ======            ======




                                                                      Unearned
                                                      Unearned          Stock          Unearned
                                                        ESOP            Option           MRP           Treasury
                                                       Shares           Shares          Shares          Stock        Total
                                                      --------        --------         ---------       ---------     -----

Balance at June 30, 2000                               $ (822)          $ (329)          $ (90)            $ --    $ 9,115

Net income for the three month period ended
  September 30, 2000                                       --               --              --               --       (598)

Common stock issued                                        --               --              --               --          -

ESOP shares transferred                                    --               --              --               --          -

ESOP shares earned                                         19               --              --               --         14

Stock Option shares transferred                            --               --              --               --          -

MRP shares acquired                                        --               --              --               --          -

Decrease in unrealized loss on investment
  securities available-for-sale for the period
  ended September 30, 2000, net of deferred tax            --               --              --               --         21
                                                       ------           ------           -----             ----    -------
Balance at September 30, 2000                          $ (803)          $ (329)          $ (90)            $ --    $ 8,552
                                                       ======           ======           =====             ====    =======


The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                        Three Months Ended September 30,

                                                                                                2000             1999
                                                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                               $ (598)            $ 166
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities
        Depreciation                                                                             108               100
        Amortization and accretion                                                                 2                 4
        FHLB stock dividend                                                                      (17)              (33)
        Provision for loan losses                                                                778                62
        Losses on sales of other repossessed assets                                               68                10
        (Gains) losses on sales of property held for investment                                   --               (16)
        Changes in assets and liabilities:
           Accrued interest receivable                                                           (50)               68
           Prepaid expenses and other assets                                                      13               (70)
           Accrued interest payable                                                              703               547
           Other liabilities                                                                      (4)              103
                                                                                              ------             -----
               Net cash provided by operating activities                                       1,003               941
                                                                                              ------             -----
CASH FLOWS FROM INVESTING ACTIVITIES
     Principal collected on investment securities available-for-sale                               3                --
     Proceeds on maturities of mortgage-backed securities                                        215                --
     Principal collected on mortgage-backed securities                                           166               262
     Net decrease in real estate held for investment                                              31                41
     Net decrease in loans                                                                     1,356               705
     Net (increase) decrease in repossessed property                                             263              (218)
     Purchases of premises and equipment                                                         (23)              (20)
                                                                                              ------             -----
               Net cash provided by investing activities                                       2,011               770
                                                                                              ------             -----
CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                                 (1,276)             (169)
     Net increase (decrease) in advances from FHLB                                            (1,000)              500
     Net decrease in other borrowings                                                            (31)              (29)
     ESOP shares earned, net of tax                                                               14                19
     Purchase of shares for MRP                                                                   --               (69)
                                                                                              ------             -----
               Net cash provided by (used in) financing activities                            (2,293)              252

The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                        Three Months Ended September 30,


                                                                                                2000             1999
                                                                                              --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        721             1,963

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 1,581             1,317
                                                                                             -------            ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 2,302            $3,280
                                                                                             =======            ======
SUPPLEMENTAL DISCLOSURES
     Cash paid for:
           Interest                                                                          $   818            $  289
                                                                                             =======            ======
           Income taxes                                                                      $    --            $   --
                                                                                             =======            ======
     Loans transferred to repossessed property during the period                             $    53            $  147
                                                                                             =======            ======
     Total increase (decrease) in unrealized gain (loss) on
       securities available for sale                                                         $    21            $  (25)
                                                                                             =======            ======

The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)


NOTE 1 -      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the three months ended September 30, 2000 and 1999.

     Operating results for the three month period ended September 30, 2000 is not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

NOTE 2 -      ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                                   September 30,
                                                                       2000
                                                                   -------------
       Balance, beginning of year                                    $ 1,032
       Provision for loan losses                                         778
       Charge-offs, net of recoveries                                   (431)
                                                                     -------
       Balance, September 30, 2000                                   $ 1,379
                                                                     =======

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (UNAUDITED)


NOTE 3 -      NONACCRUAL LOANS

     Nonaccrual loans are as follows (amounts in thousands):

                                                                       September 30,      June 30,
                                                                           2000             2000
                                                                       ------------       --------
                  Construction Mortgage Loans                            $  --             $  --
                  Permanent Mortgage Loans, Secured by:
                     1-4 Dwelling Units                                    128               493
                     5 or More Dwelling Units                               --                --
                     Nonresidential Property (Except Land)                  73                73
                     Land                                                   --                --
                  Nonmortgage Loans and Leases, Closed End:
                     Commercial                                            144               194
                     Auto                                                    1                14
                     Mobile Home                                            12                --
                     Other Consumer                                         11                17
                  Nonmortgage Loans and Leases, Open End:
                     Revolving Loans Secured by
                       1-4 Dwelling Units                                   20                --
                                                                         -----             -----
                                                                         $ 389             $ 791
                                                                         =====             =====


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

FINANCIAL CONDITION

     Total assets of the Company decreased $2.2 million, or 1.69%, from $128,169,000 at June 30, 2000 to $125,998,000 at September 30, 2000. This
decrease in assets resulted primarily from the decrease in net loans of $2.1 million, or 1.96% to $107,462,000 at September 30, 2000 from $109,610,000 at
June 30, 2000. The decline in net loans is primarily due to net charge-offs of $431,000 and an increase in loan loss provision of $778,000 during the quarter.

     During the quarter ended September 30, 2000, the Savings Bank recognized charge-offs on two large commercial borrowers. Management does not believe these charge-offs reflect a continuing deterioration of the loan portfolio. One of these loans has been tied up in bankruptcy court for four years, and a full recovery is expected. The other is a $218,000 write-down in connection with certain loans purchased from an unaffiliated mortgage broker. The broker has filed for bankruptcy as a result of the discovery of certain fraudulent activity. The Savings Bank is attempting to recover a portion of such amounts from its fidelity bond carrier. (See "Item 1. Legal Proceedings in Part II Other Information"). These charge-offs resulted in a severe reduction in the Savings Bank's allowance for loan losses for the quarter ended September 30, 2000. Pursuant to recommendations by the Classified Assets Committee of the Savings Bank an additional provision for loan losses of $703,000, above the budgeted $75,000 per quarter, was made. The Committee determined this was the amount needed to adequately provide for future potential losses and to reflect the aforementioned mortgage loan broker situation as well as the downgrade of two commercial borrowers, one of which is an intra-company loan to the Company's subsidiary, Home Mortgage Loan Corporation ("HMLC") and the other loans a used car dealership.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



FINANCIAL CONDITION (CONTINUED)

         The Company has experienced a decline in deposits during the three months ended September 30, 2000 of $1,276,000, or 1.2%. This decline is primarily the result of higher interest rates and increased competition in the Savings Bank's market area for deposits. FHLB Advances decreased $1,000,000 from $10,500,000 at June 30, 2000 to $9,500,000 at September 30, 2000. This decrease was primarily funded with money received from the repayment of loans. Total stockholders' equity declined by $563,000, or 6.18%, principally due to the net loss realized during the quarter.

RESULTS OF OPERATIONS

     Net Income. The Company realized a net loss of $598,000 for the three-month
     ----------
period ended September 30, 2000. This compares to net income of $166,000 for the three-month period ended September 30, 1999. This net loss was primarily the result of an increase in the provision for loan losses of $716,000 from $62,000 for the three-month period ended September 30, 1999 to $778,000 for the three-month period ended September 30, 2000. The increase in provision for loan losses is the result of management's efforts to increase the amount of allowances for loan losses to levels sufficient to absorb any losses suffered in future quarters. Management is continuing their efforts to strengthen the portfolio by tightening underwriting standards and collection efforts.

     Interest  Income.  Total interest income for the  three-month  period ended
     ----------------
September 30, 2000 amounted to $2,478,000, an increase of 1.02% from the Company's total interest income of $2,453,000 for the three-month period ended September 30, 1999. During the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999, the Company's interest income on its loan portfolio increased 2.29% from $2,310,000 to $2,363,000; its interest income from its mortgage-backed securities portfolio decreased 28% from $50,000 to $36,000; interest income from its investment securities portfolio increased 3.33% from $60,000 to $62,000; and interest income from FHLB stock decreased 48.48% from $33,000 to $17,000. The increase in interest income on the Company's loan portfolio has occurred primarily due to the reduction in nonaccrual loans, an increase in the Company's offering rates, and the upward adjustment of the Company's adjustable rate mortgage loans.

     Interest  Expense.  Interest  expense  increased  from  $1,451,000  for the
     -----------------
three-month period ended September 30, 1999, to $1,521,000 for the three-month period ended September 30, 2000. During the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999, the Company's interest expense on deposits increased 6.85% from $1,255,000 to $1,341,000. This increase in interest expense on deposits is due primarily to an increase in the interest rate paid on time deposits resulting from an overall increase in interest rates from last year and increased competition within the Company's market area.

     Net Interest Income. During the three months ended  September 30, 2000, net
     -------------------
interest income decreased 4.49% to $957,000 from $1,002,000 for the three months ended September 30, 1999. This decrease was due primarily to the reduction in loan growth by the Savings Bank as well as higher deposit rates.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Provision  for Loan Losses.  Provisions  for loan  losses  are  charged  to
     --------------------------
earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by Middlesboro Federal, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

         For the three-month period ended September 30, 2000, the Savings Bank provided $778,000 for loan losses compared to $62,000 during the three-month period ended September 30, 1999. The provision for loan loss amounts represent management's effort to maintain an adequate reserve against losses. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At September 30, 2000, the Company's allowance for loan losses represented 354% of total non-accrual loans and 1.27% of the outstanding balance of total loans.

     Non-Interest Income.  Non-interest  income for the three-month period ended
     -------------------
September 30, 2000 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended September 30, 2000 was $132,000, a decrease of 36.54% from $208,000 for the three-month period ended September 30, 1999. Included in non-interest income for the three-month period ended September 30, 2000 is a $68,000 loss on the sale of repossessed assets.

         Loan fees and service charges for the three-month period ended September 30, 2000 decreased $15,000, or 7.46%, to $186,000 from $201,000 for the three-month period ended September 30, 1999. This increase was attributable to a decrease in loan fees charged to new loan customers during the quarter due to a reduction in origination volume.

     Non-Interest Expense. For the three-month  period ended September 30, 2000,
     --------------------
as compared to the three-month period ended September 30, 1999, total non-interest expense increased $286,000 from $899,000 to $1,185,000 or 31.81%. Total salaries and employee benefits were $399,000 for the three-month period ended September 30, 2000, up $26,000 over the three-month period ended September 30, 1999 level of $373,000. This increase was primarily the result of employee salary increases and higher educational and training costs.

     Partially offsetting these increases was a reduction in SAIF deposit insurance premiums of $11,000, or 45.83%, to $13,000 for the three-month period ended September 30, 2000, compared to $24,000 for the three-month period ended September 30, 1999. This decrease is due mainly to the cost savings realized from the rate reduction by the FDIC in the Financing Corporation (FICO) quarterly multiplier that took place January 1, 2000. This reduction set the FICO assessment to the same rate for both BIF and SAIF insured deposits.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Other expenses of $499,000 increased $275,000 over the three-month period ended September 30, 1999 amount of $224,000. The increase in other expenses for the three-month period ending September 30, 1999, is primarily due to increases in deposit account expenses, legal fees, consulting fees and other real estate owned expenses. Deposit account expenses were $12,000 higher than last year due to a one-time expense for supplies related to the conversion of the Savings Bank's checking services to check imaging. Legal fees were $19,000 higher for the three-month period ending September 30, 2000 as compared to last year due to fees incurred in relation to the collection of amounts owed the Savings Bank by the unaffiliated loan broker and a company that had originally been contracted to perform check imaging servicing for the Savings Bank. Consulting fees increased $40,000 for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. During the quarter ended September 30, 2000, an additional expense of $24,000 was recognized to adjust for amounts due to several consulting firms and individuals for assistance in implementing the Company's strategic plan, performing loan review analysis, conducting internal audit and compliance reviews, and managing real estate development projects.

     Expenses related to other real estate owned was $197,000 higher for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. During the quarter ended September 30, 2000, the Savings Bank expensed $9,000 for insurance on properties acquired through foreclosure, $8,000 for the completion of an unfinished duplex acquired by the Savings Bank, and the value of foreclosed properties held by the Savings Bank were written down an
additional   $177,000  to  reflect  current  market  values.   Of  the  $177,000
write-down, $143,000 directly related to properties located in Kingsport, Tennessee where the Savings Bank no longer solicits business.

     Income  Taxes. The  Company   recognized  an  income  tax  credit  for  the
     -------------
three-month period ended September 30, 2000 of $276,000 compared to an income tax expense of $83,000 for the three-month period ended September 30, 1999. The changes in income tax expense are a result of changes in net taxable income during the periods and the change in accounting for tax estimates for the Company individually.

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

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the quarter ended September 30, 2000 was 6.33% and its liquidity ratio was 6.87% at September 30, 1999.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Banks lending and investment activities. Deposits were $104,802,000 and $106,078,000 at September 30, 2000 and June 30, 2000, respectively.

         The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $2,302,000 at September 30, 2000 and $1,581,000 at June 30, 2000. Of these amounts, $860,000 and $604,000 were deposits held in interest-bearing accounts at September 30, 2000 and June 30, 1999, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

         At September 30, 2000, the Savings Bank had $224,000 in commitments to originate loans. At September 30, 2000, the Savings Bank had $57,965,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K.    During the quarter ended September 30,
                 --------------------
2000, the registrant did not file any reports on Form 8-K.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Cumberland Mountain Bancshares, Inc.



                                       By: /s/ James J. Shoffner
                                           ---------------------------------
                                           James J. Shoffner
                                           President


Date:  November 20, 2000