Form 10QSB
period 2000-12-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 2001-02-14
CIK 1029093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000
                                               -----------------


 [ ]    TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE ACT
                From the transition period from _____________ to

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 31, 2001, there were 679,620 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                         FORM 10-QSB - December 31, 2000

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information
         ---------------------
     Item 1.      Financial Statements
         Consolidated Statement of Financial Condition
           December 31, 2000 and June 30, 2000                               2
         Consolidated Statements of Income
           Three and Six Months Ended December 31, 2000 and 1999           3-4
         Consolidated Statements of Stockholders' Equity
           Six Months Ended December 31, 2000                                5
         Consolidated Statements of Cash Flows
           Six Months Ended December 31, 2000 and 1999                     6-7
         Notes to the Consolidated Financial Statements                    8-9

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    10-16

Part II - Other Information                                                 17
          -----------------
Signatures                                                                  18

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Amounts in thousands)
                       December 31, 2000 and June 30, 2000

                                     ASSETS
                                     ------

                                                                                       December 31,    June 30,
                                                                                          2000          2000
                                                                                       -----------    --------

Cash and cash equivalents                                                              $   5,038    $   1,581
Investment securities, held-to-maturity                                                     --           --
Investment securities available-for-sale, at market value                                  4,177        3,607
Other investments, held-to-maturity (market value $180,000 at
  December 30, 2000 and  June 30, 2000)                                                      180          180
Mortgage-backed securities available-for-sale, at market value                             1,904        2,626
Loans, net of allowance for loan losses of $1,010,000 at
  December 31, 2000 and $1,032,000 at June 30, 2000                                      105,804      109,610
Accrued interest receivable                                                                  858          809
Real estate held for investment                                                            1,558        1,669
Repossessed property                                                                       1,093        1,523
Federal Home Loan Bank (FHLB) stock, at cost                                                 964          929
Premises and equipment, net                                                                4,086        4,263
Prepaid expenses and other assets                                                          1,422        1,372
                                                                                       ---------    ---------
                                 TOTAL ASSETS                                          $ 127,084    $ 128,169
                                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits                                                                                 104,159      106,078
Advances from FHLB                                                                        10,500       10,500
Notes payable                                                                              2,978        1,485
Accrued interest payable                                                                      63          192
Other liabilities                                                                            932          799
                                                                                       ---------    ---------
          Total liabilities                                                              118,632      119,054
                                                                                       ---------    ---------
Common stock, $0.01 per value, 8,000,000 shares authorized, 679,620
  shares issued and outstanding                                                                7            7
Additional paid-in capital                                                                 5,549        5,560
Retained earnings                                                                          4,177        4,939
Unearned ESOP shares                                                                        (785)        (822)
Unearned Stock Option shares                                                                (329)        (329)
Unearned MRP shares                                                                          (90)         (90)
Net unrealized loss on investment securities available-for-sale, net of deferred tax         (77)        (150)
                                                                                       ---------    ---------
          Total stockholders' equity                                                       8,452        9,115
                                                                                       ---------    ---------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 127,084    $ 128,169
                                                                                       =========    =========

The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro, Kentucky

                        CONSOLIDATED STATEMENTS OF INCOME
              THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                  (Amounts in thousands, except per share data)

                                                                       Three Months          Six Months
                                                                    Ended December 31,     Ended December 31,
                                                                  -------------------------------------------
                                                                     2000       1999      2000        1999
                                                                     ----       ----      ----        ----
INTEREST INCOME
      Investment securities                                        $    68    $    56    $   130    $   116
      Mortgage-backed securities                                        33         48         69         98
      Loans                                                          2,280      2,295      4,643      4,605
      FHLB Stock                                                        18         32         35         65
                                                                   -------    -------    -------    -------
           Total interest income                                     2,399      2,431      4,877      4,884

INTEREST EXPENSE
      Deposits                                                       1,329      1,264      2,670      2,519
      FHLB advances                                                    153        167        297        327
      Other borrowed money                                              38         35         74         71
                                                                   -------    -------    -------    -------
           Total interest expense                                    1,520      1,466      3,041      2,917

NET INTEREST INCOME                                                    879        965      1,836      1,967

PROVISION FOR LOAN LOSSES                                              225         98      1,003        160
                                                                   -------    -------    -------    -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                      654        867        833      1,807
                                                                   -------    -------    -------    -------
NON-INTEREST INCOME
      Loan fees and service charges                                    169        204        355        405
      Gains (losses) on sales of investment securities                  --         (1)        --         (1)
      Gains (losses) on sales of repossessed assets                      6        (13)       (62)       (23)
      Gains (losses) on sales of real estate held for investment         9         (5)         9         11
      Other                                                             15          9         29         10
                                                                   -------    -------    -------    -------
           Total non-interest income                                   199        194        331        402
                                                                   -------    -------    -------    -------
NET INTEREST AND NON-INTEREST INCOME                                   853      1,061      1,164      2,209
                                                                   -------    -------    -------    -------
NON-INTEREST EXPENSE
      Salaries and employee benefits                                   384        374        783        747
      Data processing fees                                              60         60        120        114
      SAIF deposit insurance premiums                                   13         24         26         48
      Occupancy and equipment expense                                  136        144        275        290
      Franchise and other taxes                                         32         34         58         66
      Marketing and other professional services                         38         47         74         80
      ESOP expense                                                      13         13         26         26
      Other                                                            436        209        935        433
                                                                   -------    -------    -------    -------
           Total non-interest expense                                1,112        905      2,297      1,804
                                                                   -------    -------    -------    -------

INCOME BEFORE INCOME TAX EXPENSE                                      (259)       156     (1,133)       405

INCOME TAX EXPENSE                                                     (95)        48       (371)       131
                                                                   -------    -------    -------    -------
NET INCOME (LOSS)                                                  $  (164)   $   108    $  (762)   $   274
                                                                   -------    -------    -------    -------

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro , Kentucky

                        CONSOLIDATED STATEMENTS OF INCOME
              THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                  (Amounts in thousands, except per share data)

                                                                       Three Months          Six Months
                                                                    Ended December 31,     Ended December 31,
                                                                   -------------------   --------------------
                                                                     2000       1999      2000        1999


COMPREHENSIVE INCOME (LOSS)
      Net income (loss)                                            $   (164)   $   108    $   (762)  $   274
      Unrealized gain (loss) on securities, net of tax effect           (77)      (129)        (77)     (129)
                                                                   --------    -------    --------   -------
           OTHER COMPREHENSIVE INCOME (LOSS)                       $   (241)   $   (21)   $   (839)  $   145
                                                                   ========    =======    ========   =======
PER SHARE OF COMMON STOCK:
      Earnings (basic)                                             $(0.2917)   $0.1895    $(1.3552)  $0.4792
                                                                   ========    =======    ========   =======
      Earnings (diluted)                                           $(0.2625)   $0.1727    $(1.2221)  $0.4372
                                                                   ========    =======    ========   =======
      Dividends                                                    $   --      $  --      $   --     $   --
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

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                CONSOLIDTATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                                                     Unrealized
                                                                                                                      Loss on
                                                                                                                     Investment
                                                                                     Additional                       Securities
                                                                       Common         Paid-In        Retained        Available-
                                                                        Stock         Capital        Earnings         for-Sale
                                                                       -------       ----------      --------        ----------

Balance at June 30, 2000                                                 $ 7          $ 5,560         $4,939            $ (150)

Net income for the six month period ended
  December 31, 2000                                                        -                -           (762)                -

Common stock issued                                                        -                -              -                 -

ESOP shares transferred                                                    -                -              -                 -

ESOP shares earned                                                         -              (11)             -                 -

Stock Option shares transferred                                            -                -              -                 -

MRP shares acquired                                                        -                -              -                 -

Decrease in unrealized loss on investment
  securities available-for-sale for the period
  ended December 31, 2000, net of deferred tax                             -                -              -                73
                                                                         ---          -------         ------             -----
Balance at December 31, 2000                                             $ 7          $ 5,549         $4,177             $ (77)
                                                                         ===          =======         ======             =====

                                                                              Unearned
                                                              Unearned          Stock          Unearned
                                                               ESOP             Option           MRP           Treasury
                                                               Shares           Shares          Shares          Stock        Total
                                                               -------        ---------         -------        --------      -----

Balance at June 30, 2000                                       $ (822)          $ (329)          $ (90)            $ -     $ 9,115

Net income for the six month period ended
  December 31, 2000                                                 -                -               -               -        (762)

Common stock issued                                                 -                -               -               -           -

ESOP shares transferred                                             -                -               -               -           -

ESOP shares earned                                                 37                -               -               -          26

Stock Option shares transferred                                     -                -               -               -           -

MRP shares acquired                                                 -                -               -               -           -

Decrease in unrealized loss on investment
  securities available-for-sale for the period
  ended December 31, 2000, net of deferred tax                      -                -               -               -          73
                                                               ------           ------           -----             ---     -------
Balance at December 31, 2000                                   $ (785)          $ (329)          $ (90)            $ -     $ 8,452
                                                               ======           ======           =====             ===     =======



The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                          Six Months Ended December 31,

                                                                                                2000              1999
                                                                                              -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                               $ (762)          $   274
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities
        Depreciation                                                                             216               203
        Amortization and accretion                                                                 5                 6
        FHLB stock dividend                                                                      (35)              (66)
        Provision for loan losses                                                              1,003               160
        (Gains) losses on sales of investment securities                                          --                 1
        (Gains) losses on sales of other repossessed assets                                       62                23
        (Gains) losses on sales of property held for investment                                   (9)              (11)
        Changes in assets and liabilities:
           Accrued interest receivable                                                           (49)              125
           Prepaid expenses and other assets                                                     (50)           (1,280)
           Accrued interest payable                                                             (129)               24
           Other liabilities                                                                     133               513
                                                                                              ------           -------
               Net cash provided by (used in) operating activities                               385               (28)
                                                                                              ------           -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of investment securities available-for-sale                                       (500)           (1,000)
     Proceeds on maturities of investment securities available-for-sale                           --               500
     Principal collected on investment securities available-for-sale                              13               140
     Proceeds on sales of other investments                                                       --                15
     Proceeds on maturities of mortgage-backed securities                                        391                --
     Principal collected on mortgage-backed securities                                           357               471
     Net (increase) decrease in real estate held for investment                                  120              (300)
     Net (increase) decrease in loans                                                          2,760             1,719
     Net (increase) decrease in repossessed property                                             368              (352)
     Purchases of premises and equipment                                                         (39)              (55)
                                                                                              ------           -------
               Net cash provided by (used in) investing activities                             3,470             1,138
                                                                                              ------           -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                      (1,919)            1,690
     Net increase (decrease) in advances from FHLB                                                --               500
     Net increase (decrease) in other borrowings                                               1,493               (59)
     ESOP shares earned, net of tax                                                               28                38
     Purchase of shares for MRP                                                                   --              (103)
                                                                                              ------           -------
               Net cash provided by (used in) financing activities                              (398)            2,066


The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                          Six Months Ended December 31,

                                                                                               2000              1999
                                                                                             -------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           3,457             3,176

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 1,581             1,317
                                                                                             -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 5,038           $ 4,493
                                                                                             =======           =======
SUPPLEMENTAL DISCLOSURES
     Cash paid for:
           Interest                                                                          $ 1,650           $   631
                                                                                             =======           =======
           Income taxes                                                                      $    --           $    --
                                                                                             =======           =======
     Loans transferred to repossessed property during the period                             $    93           $   322
                                                                                             =======           =======
     Total increase (decrease) in unrealized gain (loss) on
       securities available for sale                                                         $    73           $     9
                                                                                             =======           =======


The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                   (UNAUDITED)


NOTE 1 -      BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the six months ended December 31, 2000 and 1999.

     Operating results for the six month period ended December 31, 2000 is not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

NOTE 2 -      ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                                  December 31,
                                                                      2000
                                                                  ------------
                  Balance, beginning of year                       $ 1,032
                  Provision for loan losses                          1,003
                  Charge-offs, net of recoveries                    (1,025)
                                                                   -------
                  Balance, December 31, 2000                       $ 1,010
                                                                   =======

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 2000
                                   (UNAUDITED)


NOTE 3 -      NONACCRUAL LOANS

         Nonaccrual loans are as follows (amounts in thousands):

                                                                       December 31,      June 30,
                                                                           2000            2000
                                                                       -----------       --------

                  Construction Mortgage Loans                          $  --              $ --
                  Permanent Mortgage Loans, Secured by:
                     1-4 Dwelling Units                                  202               493
                     5 or More Dwelling Units                             --                --
                     Nonresidential Property (Except Land)               275                73
                     Land                                                 47                --
                  Nonmortgage Loans and Leases, Closed End:
                     Commercial                                           55               194
                     Auto                                                 20                14
                     Mobile Home                                          --                --
                     Other Consumer                                       16                17
                  Nonmortgage Loans and Leases, Open End:
                     Revolving Loans Secured by
                       1-4 Dwelling Units                                 --                --
                                                                       -----              ----
                                                                       $ 615              $791
                                                                       =====              ====

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

FINANCIAL CONDITION

     Total assets of the Company have decreased 0.85% from $128,169,000 at June 30, 2000 to $127,084,000 at December 31, 2000. This decrease in assets has resulted primarily from the decrease in net loans of $3.8 million, or 3.47% to $105,804,000 at December 31, 2000 from $109,610,000 at June 30, 2000. The decline in net loans is primarily due to lower loan volume and net charge-offs of $1,025,000 during the six-month period ended December 31, 2000. This decline in loans was partially offset by an increase in cash and cash equivalents of $3.5 million.

     During the six months ended December 31, 2000, the Savings Bank recognized charge-offs on several large commercial borrowers. These charge-offs resulted in a severe reduction in the Savings Bank's allowance for loan losses for the six months ended December 31, 2000. Pursuant to recommendations by the Classified Assets Committee of the Savings Bank, a provision for loan losses of $1,003,000 was made during the six months ended December 31, 2000. The Committee determined this was the amount needed to adequately provide for future potential losses based upon the level of classified assets.

     The Company has experienced a decline in deposits during the six months ended December 31, 2000 of $1,919,000, or 1.81%. This decline is primarily the result of higher interest rates and increased competition in the Savings Bank's market area for deposits. Notes Payable increased $1,493,000 from $1,485,000 at June 30, 2000 to $2,978,000 at December 31, 2000. This increase was due to the refinancing of an intra-company debt with an outside creditor. During the quarter ended December 31, 2000, the Company borrowed $1.6 million from an outside lender which was contributed to the Company's subsidiary, Home Mortgage Loan Corporation ("HMLC"). HMLC used such funds to repay an intercompany loan. The loan from the outside lender is secured by all of the issued and outstanding shares of the Savings Bank. Total stockholders' equity declined by $663,000, or 7.27%, principally due to the net loss realized during the period.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

     Net Income The Company  realized a net loss of $164,000 for the three-month
     ----------
period ended December 31, 2000. This compared to net income of $108,000 for the three-month period ended December 31, 1999. This net loss was primarily the result of an increase in the provision for loan losses of $127,000 from $98,000 for the three-month period ended December 31, 1999 to $225,000 for the three-month period ended December 31, 2000. The increase in provision for loan losses is the result of management's efforts to increase the amount of allowances for loan losses to levels sufficient to absorb any losses suffered in future quarters. Management is continuing their efforts to strengthen the portfolio by tightening underwriting standards and collection efforts. In addition to the increase in the provision for loan losses, the Company incurred other non-interest expenses related to the write-down of foreclosed property of $45,000 and a previously undiscovered reconciling item related to the Savings Bank's data processing conversion of which the Savings Bank has provided a loss provision of $125,000 during the three-month period ended December 31, 2000.

     For the six-month period ended December 31, 2000, the Company realized a net loss of $762,000, compared to net income of $274,000 for the six-month period ended December 31, 1999. This change in net income was primarily the result of an increase in provision for loan losses of $843,000, an increase in provision for losses on foreclosed real estate of $222,000 and a loss provision of $125,000 for reconciling items. Management believes that these loss provisions are non-recurring items and will benefit the profitability of the Company in the long term.

     Interest  Income Total  interest  income for the  three-month  period ended
     ----------------
December 31, 2000 amounted to $2,399,000, a decrease of 1.32% from the Company's total interest income of $2,431,000 for the three-month period ended December 31, 1999. During the three-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999, the Company's interest income on its loan portfolio decreased 0.65% from $2,295,000 to $2,280,000; its interest income from its mortgage-backed securities portfolio decreased 31.25% from $48,000 to $33,000; interest income from its investment securities portfolio increased 21.43% from $56,000 to $68,000; and interest income from FHLB stock decreased 43.75% from $32,000 to $18,000. The decline in interest income on the Company's loan portfolio has occurred primarily due to the overall decline in outstanding loan balances. This decline is primarily the result of a slow down in origination volume combined with tighter underwriting controls.

     Interest income decreased from $4,884,000 for the six months ended December 31, 1999 to $4,877,000 for the six months ended December 31, 2000, a decrease of $7,000 or 0.14%. This decrease resulted primarily from the decrease in interest income on mortgage-backed securities and FHLB Stock. Management has attempted to increase the interest income of the Bank by taking the repayments from mortgage-backed securities and redeeming excess FHLB stock and reinvesting the funds in higher yielding mortgage, consumer and commercial loans. Interest income on loans increased $38,000, or 0.83% during the six-month period ended December 31, 2000 as compared to the six-month period ended December 31, 1999. Management was able to increase the interest income on loans during the six-month period primarily by reducing the amount of non-accrual loans.

     Interest  Expense  Interest  expense  increased  from  $1,466,000  for  the
     -----------------
three-month period ended December 31, 1999, to $1,520,000 for the three-month period ended December 31, 2000. During the three-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999, the Company's interest expense on deposits increased 5.14% from $1,264,000 to $1,329,000. This increase in interest expense on deposits is due primarily to an increase in the interest rate paid on time deposits resulting from an overall increase in interest rates from last year as well as increased competition within the Company's market area.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Interest expense increased $124,000, or 4.25%, from $2,917,000 for the six-month period ended December 31, 1999 to $3,041,000 for the six-month period ended December 31, 2000. Interest expense on deposits increased 5.99%, or $151,000 while interest expense on FHLB advances decreased 9.17%, or $30,000 for the six-month period ended December 31, 2000. Due to a decrease in loans being originated during the period, additional borrowings were not necessary to fund the loan demand being experienced.

     Net Interest  Income During the three months ended  December 31, 2000,  net
     --------------------
interest income decreased 8.91% to $879,000 from $965,000 for the three months ended December 31, 1999. For the six-month period ended December 31, 2000, net interest decreased 6.66% to $1,836,000 from $1,967,000 for the six-month period ended December 31, 1999. This decrease was due primarily to the reduction in loan growth by the Savings Bank as well as higher deposit rates.

     Provisions  for Loan  Losses  Provisions  for loan  losses  are  charged to
     ----------------------------
earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by Middlesboro Federal, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

     For the three-month period ended December 31, 2000, the Savings Bank provided $225,000 for loan losses compared to $98,000 during the three-month period ended December 31, 1999. The provision for loan losses increased from $160,000 for the six months ended December 31, 1999 to $1,003,000 for the six months ended December 31, 2000. The provision for loan loss amount represents management's effort to maintain an adequate reserve against losses. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Savings Bank's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At December 31, 2000, the Company's allowance for loan losses represented 164% of total non-accrual loans and 0.95% of the outstanding balance of total loans.

     Non-Interest  Income  Non-interest  income for the three-month period ended
     --------------------
December 31, 2000 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes. The Company's non-interest income for the three-month period ended December 31, 2000 was $199,000, an increase of 2.58% from $194,000 for the three-month period ended December 31, 1999. Non-interest income decreased from $402,000 for the six months ended December 31, 1999 to $331,000, a 17.66% decline, for the six months ended December 31, 2000. Included in non-interest income for the six-month period ended December 31, 2000 is a $62,000 loss on the sale of repossessed assets.

     Loan fees and service charges for the three-month period ended December 31, 2000 decreased $35,000, or 17.16%, to $169,000 from $204,000 for the three-month period ended December 31, 1999 and $50,000, or 12.35% for the six-month period ended December 31, 2000 as compared to the six-month period ended December 31, 1999. This decrease was attributable to a decrease in loan fees charged to new loan customers during the quarter due to a reduction in origination volume.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Non-Interest Expense For the three-month period ended December 31, 2000, as
     --------------------
compared to the three-month period ended December 31, 1999, total non-interest expense increased $207,000 from $905,000 to $1,112,000 or 22.87%. Non-interest expense increased from $1,804,000 for the six months ended December 31, 1999 to $2,297,000 for the six months ended December 31, 2000, an increase of $493,000 or 27.33%.

     Total salaries and employee benefits were $384,000 for the three-month period ended December 31, 2000, up $10,000 over the three-month period ended December 31, 1999 level of $374,000. For the six-month period ended December 31, 2000, salaries and employee benefits increased $36,000 or 4.82% as compared to the six-month period ended December 31, 1999. This increase was primarily the result of employee salary increases. Offsetting this increase was a reduction in SAIF deposit insurance premiums of $11,000, or 45.83%, to $13,000 for the three-month period ended December 31, 2000, compared to $24,000 for the three-month period ended December 31, 1999. This decrease was $22,000 for the six-month period ended December 31, 2000 as compared to the six-month period ended December 31, 1999. This decrease is due mainly to the cost savings realized from the rate reduction by the FDIC in the Financing Corporation (FICO) quarterly multiplier that took place January 1, 2000. This reduction set the FICO assessment to the same rate for both BIF and SAIF insured deposits.

     Other expenses of $436,000 increased $227,000 over the three-month period ended December 31, 1999 amount of $209,000. The increase in other expenses for the three-month period ending December 31, 2000, is primarily due to increases in legal fees, loan expenses, other real estate owned expenses, and loss provisions. Legal fees were $9,000 higher for the three-month period ending December 31, 2000 as compared to last year due to fees incurred in relation to the collection of amounts owed the Savings Bank by Blair Mortgage Company and Professional Banking Solutions. Loan expenses were $15,000 higher for the three-month period ended December 31, 2000 primarily due to expenses related to the collection of delinquent borrowers. A loss provision of $125,000 was incurred in the three-month period ended December 31, 2000 to recognize a potential loss from an outstanding reconciliation item as mentioned earlier.

     For the six-month period ended December 31, 2000, other non-interest expenses increased $502,000 as compared to the six-month period ended December 31, 1999. This increase in other non-interest expenses is primarily due to increases in deposit account expenses, legal fees, consulting fees, loan expenses, other real estate owned expenses and loss provisions. Deposit account expenses were $17,000 higher than last year due to a one-time expense for supplies related to the conversion of the Savings Bank's checking services to check imaging. Legal fees were $28,000 higher for the six-month period ending December 31, 2000 as compared to last year due to fees incurred in relation to the collection of amounts owed the Savings Bank by Blair Mortgage Company and Professional Banking Solutions. Consulting fees increased $39,000 for the six-month period ended December 31, 2000 as compared to the three-month period ended December 31, 1999. During the quarter ended September 30, 2000, an additional expense of $24,000 was recognized to adjust for amounts due to several consulting firms and individuals for assistance in implementing the Company's strategic plan, performing loan review analysis, conducting internal audit and compliance reviews, and managing real estate development projects.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS (CONTINUED)

     Expenses related to other real estate owned was $58,000 higher for the quarter ended December 31, 2000 as compared to the quarter ended December 30, 1999 and $255,000 higher for the six-month period ended December 31, 2000 as compared to the six-month period ended December 31, 1999. During the six-month period ended December 31, 2000, the Savings Bank expensed $9,000 for insurance on properties acquired through foreclosure, $8,000 for the completion of an unfinished duplex acquired by the Savings Bank, and the value of foreclosed properties held by the Savings Bank were written down an additional $222,000 to reflect current market values. Of the $222,000 write-down, $188,000 directly related to properties located in Kingsport, Tennessee where the Savings Bank no longer solicits business.

     Income  Taxes  The  Company   recognized  an  income  tax  credit  for  the
     -------------
three-month period ended December 31, 2000 of $95,000 compared to an income tax expense of $48,000 for the three-month period ended December 31, 1999. For the six months ended December 31, 2000, an income tax credit of $371,000 was recognized compared to an income tax expense of $131,000 for the six months ended December 31, 1999. The changes in income tax expense are a result of changes in net taxable income during the periods and the change in accounting for tax estimates for the Company individually.

AGREEMENT AND PLAN OF SHARE EXCHANGE

     On February 8, 2001 the Company entered into an Agreement and Plan of Share Exchange with Commercial Bancgroup, Inc. which provides for Commercial to acquire all of the issued and outstanding shares of the Company's common stock for total consideration of $9.52 million (including amounts to be paid to certain optionholders). The Share Exchange, which is subject to receipt of the approval of the Company's stockholders and all requisite regulatory approvals, is expected to be consummated in the summer of 2001.

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

     The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the quarter ended December 31, 2000 was 6.55% and its liquidity ratio was 7.29% at December 31, 1999.

     The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Banks lending and investment activities. Deposits were $104,159,000 and $106,078,000 at December 31, 2000 and June 30, 2000, respectively.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $5,038,000 at December 31, 2000 and $1,581,000 at June 30, 2000. Of these amounts, $2,340,000 and $1,069,000 were deposits held in interest-bearing accounts at December 31, 2000 and June 30, 2000, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At December 31, 2000, the Savings Bank had $209,000 in commitments to originate loans. At December 31, 2000, the Savings Bank had $58,665,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Disclosures About Fair Value of Financial Instruments In December 1991, the
     -----------------------------------------------------
FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosure About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     Accounting By Creditors For  Impairment of a Loan During May 1993, the FASB
     -------------------------------------------------
issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114, as amended by SFAS No. 118, occurred on June 30, 1996, and is did not have a material impact on the financial statements.

     Earnings  Per Share In  February  1997,  the FASB issued SFAS No. 128 which
    --------------------
requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share are computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997.

     Comprehensive  Income  In  June,  1997,  the  FASB  issued  SFAS  No.  130,
     ---------------------
"Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

     Disclosures  about  Segments of an Enterprise  and Related  Information  In
     -----------------------------------------------------------------------
June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the adoption of this accounting statement will have a material impact on its financial statements.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
         ---------------------------------------------------

     On October 18, 2000, the Registrant held its Annual Meeting of Stockholders of the purpose of electing directors. All matters were approved. The results of the voting at the Annual Meeting were as follows:

PROPOSAL I - ELECTION OF DIRECTORS

         NOMINEE                         VOTES FOR         VOTES WITHHELD

         J. Roy Shoffner                 537,904            13,257


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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits. None
                  --------

         (b)      Reports on Form 8-K.   During the quarter ended December 31,
                  -------------------
2000, the registrant did not file any reports on Form 8-K.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Cumberland Mountain Bancshares, Inc.



                                       By:/s/ James J. Shoffner
                                          ---------------------------------
                                          James J. Shoffner
                                          President


Date:  February 13, 2001