Form 10QSB
period 2001-03-31
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 2001-05-15
CIK 1029093

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended March 31, 2001
                                                          --------------


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE ACT

                           From the transition period from  ______ to ______


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2001, there were 679,620 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [  ]  No [X]

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                          FORM 10-QSB - March 31, 2001

                                      INDEX


                                                                            Page
                                                                            ----
Part I - Financial Information
         ---------------------
     Item 1.      Financial Statements
         Consolidated Statement of Financial Condition
           March 31, 2001 and June 30, 2000                                    2
         Consolidated Statements of Income
           Three and Nine Months Ended March 31, 2001 and 2000               3-4
         Consolidated Statements of Stockholders' Equity
           Nine Months Ended March 31, 2001                                    5
         Consolidated Statements of Cash Flows
           Nine Months Ended March 31, 2001 and 2000                         6-7
         Notes to the Consolidated Financial Statements                      8-9

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-16

Part II - Other Information                                                   17
          -----------------

Signatures                                                                    18

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Amounts in thousands)
                        March 31, 2001 and June 30, 2000

                                                             ASSETS
                                                             ------
                                                                                                  March 31,             June 30,
                                                                                                    2001                   2000
                                                                                                  --------              --------
Cash and cash equivalents                                                                         $  6,849              $  1,581
Investment securities, held-to-maturity                                                                  -                     -
Investment securities available-for-sale, at market value                                            2,663                 3,607
Other investments, held-to-maturity (market value $180,000 at
  March 31, 2001 and  June 30, 2000)                                                                   180                   180
Mortgage-backed securities available-for-sale, at market value                                       1,350                 2,626
Loans, net of allowance for loan losses of $1,039,000 at
  March 31, 2001 and $1,032,000 at June 30, 2000                                                   103,261               109,610
Accrued interest receivable                                                                            799                   809
Real estate held for investment                                                                      1,549                 1,669
Repossessed property                                                                                   843                 1,523
Federal Home Loan Bank (FHLB) stock, at cost                                                           981                   929
Premises and equipment, net                                                                          3,916                 4,263
Prepaid expenses and other assets                                                                    1,525                 1,372
                                                                                                  --------              --------
                                 TOTAL ASSETS                                                     $123,916              $128,169
                                                                                                  ========              ========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------
Deposits                                                                                           105,694               106,078
Advances from FHLB                                                                                   5,000                10,500
Notes payable                                                                                        2,965                 1,485
Accrued interest payable                                                                               968                   192
Other liabilities                                                                                      719                   799
                                                                                                  --------              --------

          Total liabilities                                                                        115,346               119,054
                                                                                                  --------              --------
Common stock, $0.01 per value, 8,000,000 shares authorized, 679,620
  shares issued and outstanding                                                                          7                     7
Additional paid-in capital                                                                           5,543                 5,560
Retained earnings                                                                                    4,257                 4,939
Unearned ESOP shares                                                                                  (766)                 (822)
Unearned Stock Option shares                                                                          (329)                 (329)
Unearned MRP shares                                                                                    (90)                  (90)
Net unrealized loss on investment securities available-for-sale, net of deferred tax                   (52)                 (150)
                                                                                                  --------              --------
          Total stockholders' equity                                                                 8,570                 9,115
                                                                                                  --------              --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $123,916              $128,169
                                                                                                  ========              ========

The accompanying notes are an integral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro , Kentucky

                        CONSOLIDATED STATEMENTS OF INCOME
               THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (Amounts in thousands, except per share data)

                                                                      Three Months          Nine Months
                                                                     Ended March 31,       Ended March 31,
                                                                   -----------------------------------------
                                                                     2001       2000       2001       2000
                                                                     ----       ----       ----       ----
INTEREST INCOME
      Investment securities                                        $    86    $    68    $   216    $   184
      Mortgage-backed securities                                        27         43         96        141
      Loans                                                          2,247      2,331      6,890      6,936
      FHLB Stock                                                        17         33         52         98
                                                                   -------    -------    -------    -------
           Total interest income                                     2,377      2,475      7,254      7,359

INTEREST EXPENSE
      Deposits                                                       1,350      1,248      4,020      3,767
      FHLB advances                                                     98        169        395        496
      Other borrowed money                                              63         36        137        107
                                                                   -------    -------    -------    -------
           Total interest expense                                    1,511      1,453      4,552      4,370

NET INTEREST INCOME                                                    866      1,022      2,702      2,989

PROVISION FOR LOAN LOSSES                                               75         34      1,078        194
                                                                   -------    -------    -------    -------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                      791        988      1,624      2,795
                                                                   -------    -------    -------    -------
NON-INTEREST INCOME
      Loan fees and service charges                                    164        175        519        580
      Gains (losses) on sales of investment securities                  --         --         --         (1)
      Gains (losses) on sales of repossessed assets                     12        (28)       (50)       (51)
      Gains (losses) on sales of real estate held for investment        (4)        --          5         11
      Other                                                             32         14         61         24
                                                                   -------    -------    -------    -------
           Total non-interest income                                   204        161        535        563
                                                                   -------    -------    -------    -------

NET INTEREST AND NON-INTEREST INCOME                                   995      1,149      2,159      3,358
                                                                   -------    -------    -------    -------

NON-INTEREST EXPENSE
      Salaries and employee benefits                                   388        415      1,171      1,162
      Data processing fees                                              59         59        179        173
      SAIF deposit insurance premiums                                   13         14         39         62
      Occupancy and equipment expense                                  172        147        447        437
      Franchise and other taxes                                         27         24         85         90
      Marketing and other professional services                         21         33         95        113
      ESOP expense                                                      13         13         39         39
      Other                                                            185        242      1,120        675
                                                                   -------    -------    -------    -------
           Total non-interest expense                                  878        947      3,175      2,751
                                                                   -------    -------    -------    -------

INCOME BEFORE INCOME TAX EXPENSE                                       117        202     (1,016)       607

INCOME TAX EXPENSE                                                      37         68       (334)       199
                                                                   -------    -------    -------    -------
NET INCOME (LOSS)                                                  $    80    $   134    $  (682)   $   408
                                                                   -------    -------    -------    -------

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                             Middlesboro , Kentucky

                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  (Amounts in thousands, except per share data)


COMPREHENSIVE INCOME (LOSS)
      Net income (loss) .....................................      $    80    $   134    $   (682)  $   408
      Unrealized gain (loss) on securities, net of
        tax effect...........................................          (52)      (152)        (52)     (152)
                                                                   -------    -------    --------   -------
           OTHER COMPREHENSIVE INCOME (LOSS) ................      $    28    $   (18)   $   (734)  $   256
                                                                   =======    =======    ========   =======

PER SHARE OF COMMON STOCK:
      Earnings (basic) ......................................      $0.1423    $0.2381    $(1.2120)  $0.7173
                                                                   =======    =======    ========   =======
      Earnings (diluted) ....................................      $0.1277    $0.2160    $(1.0937)  $0.6532
                                                                   =======    =======    ========   =======
      Dividends .............................................      $    --    $    --    $     --   $    --
                                                                   =======    =======    ========   =======

The accompanying notes are an intergral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                CONSOLIDTATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Amounts in thousands)

                                                                                       Unrealized
                                                                                        Loss on
                                                                                       Investment             Unearned
                                                               Additional              Securities  Unearned    Stock
                                                       Common   Paid-In     Retained   Available-    ESOP      Option
                                                       Stock    Capital     Earnings    for-Sale    Shares     Shares
                                                       ------   -------     --------   ----------  --------   --------

Balance at June 30, 2000                                $ 7     $ 5,560     $4,939     $(150)       $ (822)    $ (329)

Net income for the nine month period ended
  March 31, 2001                                          -           -       (682)        -             -          -

Common stock issued                                       -           -          -         -             -          -

ESOP shares transferred                                   -           -          -         -             -          -

ESOP shares earned                                        -         (17)         -         -            56          -

Stock Option shares transferred                           -           -          -         -             -          -

MRP shares acquired                                       -           -          -         -             -          -

Decrease in unrealized loss on investment
  securities available-for-sale for the period
  ended March 31, 2001, net of deferred tax               -           -          -        98             -          -
                                                        ---     -------     ------     -----        ------     ------
Balance at March 31, 2001                               $ 7     $ 5,543     $4,257     $ (52)       $ (766)    $ (329)
                                                        ===     =======     ======     =====        ======     ======

                                                       Unearned
                                                         MRP        Treasury
                                                       Shares        Stock      Total
                                                       -------      ---------  --------

Balance at June 30, 2000                               $ (90)        $ -       $ 9,115

Net income for the nine month period ended
  March 31, 2001                                           -           -          (682)

Common stock issued                                        -           -             -

ESOP shares transferred                                    -           -             -

ESOP shares earned                                         -           -            39

Stock Option shares transferred                            -           -             -

MRP shares acquired                                        -           -             -

Decrease in unrealized loss on investment
  securities available-for-sale for the period
  ended March 31, 2001, net of deferred tax                -           -            98
                                                       -----         ----      -------
Balance at March 31, 2001                              $ (90)        $ -       $ 8,570
                                                       =====         ====      =======

The accompanying notes are an intergral part of these financial statements.

                                         CUMBERLAND MOUNTAIN BANCSHARES, INC.
                                                Middlesboro, Kentucky

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Amounts in thousands)
                                             Nine Months Ended March 31,

                                                                                              2001              2000
                                                                                             -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                              $  (682)          $   408
     Adjustments to reconcile net income to net cash provided by (used in)
       operating activities
        Depreciation                                                                             323               301
        Amortization and accretion                                                                 7                 7
        FHLB stock dividend                                                                      (52)              (99)
        Provision for loan losses                                                              1,078               194
        (Gains) losses on sales of investment securities                                           -                 1
        (Gains) losses on sales of other repossessed assets                                       50                51
        (Gains) losses on sales of property held for investment                                   (5)              (11)
        Changes in assets and liabilities:
           Accrued interest receivable                                                            10               131
           Prepaid expenses and other assets                                                    (153)             (205)
           Accrued interest payable                                                              776               692
           Other liabilities                                                                     (80)              329
                                                                                             -------           -------
               Net cash provided by (used in) operating activities                             1,272             1,799
                                                                                             -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of investment securities available-for-sale                                      (500)           (1,000)
     Proceeds on maturities and calls of investment securities
        available-for-sale                                                                     1,500               500
     Principal collected on investment securities available-for-sale                              57               142
     Proceeds on sales of other investments                                                        -                15
     Proceeds on maturities of mortgage-backed securities                                        707                 -
     Principal collected on mortgage-backed securities                                           600               801
     Net (increase) decrease in real estate held for investment                                  125              (477)
     Net (increase) decrease in loans                                                          5,215               484
     Net (increase) decrease in repossessed property                                             630              (677)
     Purchases of premises and equipment                                                          24               (64)
                                                                                             -------           -------
               Net cash provided by (used in) investing activities                             8,358              (276)
                                                                                             -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                        (384)           (1,750)
     Net increase (decrease) in advances from FHLB                                            (5,500)            1,000
     Net increase (decrease) in other borrowings                                               1,480               (96)
     ESOP shares earned, net of tax                                                               42                57
     Purchase of shares for MRP                                                                    -              (103)
                                                                                             -------           -------
               Net cash provided by (used in) financing activities                            (4,362)             (892)

The accompanying notes are an intergral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                           Nine Months Ended March 31,

                                                                                               2001              2000
                                                                                             -------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           5,268               631

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 1,581             1,317
                                                                                             -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $ 6,849           $ 1,948
                                                                                             =======           =======
SUPPLEMENTAL DISCLOSURES
     Cash paid for:
           Interest                                                                          $ 3,776           $ 1,756
                                                                                             =======           =======
           Income taxes                                                                      $     -           $     -
                                                                                             =======           =======
     Loans transferred to repossessed property during the period                             $    93           $   760
                                                                                             =======           =======
     Total increase (decrease) in unrealized gain (loss) on
       securities available for sale                                                         $    98           $    43
                                                                                             =======           =======

The accompanying notes are an intergral part of these financial statements.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)


NOTE 1 -  BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholders' equity, and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the unaudited consolidated financial statements have been included in the results of operations for the nine months ended March 31, 2001 and 2000.

          Operating results for the nine month period ended March 31, 2001 is not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

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

NOTE 2 -  ALLOWANCE FOR LOAN LOSSES

          Activity in the allowance for loan losses is summarized as follows (amounts in thousands):

                                                                March 31,
                                                                  2001
                                                                ---------
                  Balance, beginning of year                    $ 1,032
                  Provision for loan losses                       1,078
                  Charge-offs, net of recoveries                 (1,071)
                                                                -------
                  Balance, March 31, 2001                       $ 1,039
                                                                =======

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (UNAUDITED)


NOTE 3 -  NONACCRUAL LOANS

          Nonaccrual loans are as follows (amounts in thousands):

                                                                                March 31,                 June 30,
                                                                                  2001                      2000
                                                                                ---------                 --------
                  Construction Mortgage Loans                                    $   -                     $   -
                  Permanent Mortgage Loans, Secured by:
                     1-4 Dwelling Units                                             98                       493
                     5 or More Dwelling Units                                        -                         -
                     Nonresidential Property (Except Land)                         241                        73
                     Land                                                           47                         -
                  Nonmortgage Loans and Leases, Closed End:
                     Commercial                                                      -                       194
                     Auto                                                            -                        14
                     Mobile Home                                                     -                         -
                     Other Consumer                                                  -                        17
                  Nonmortgage Loans and Leases, Open End:
                     Revolving Loans Secured by
                       1-4 Dwelling Units                                           20                         -
                                                                                 -----                     -----
                                                                                 $ 406                     $ 791
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

FINANCIAL CONDITION

          Total assets of the Company have decreased 3.32% from $128,169,000 at June 30, 2000 to $123,916,000 at March 31, 2001. This decrease in assets has resulted primarily from the decrease in net loans of $6.3 million, or 5.79% to $103,261,000 at March 31, 2001 from $109,610,000 at June 30, 2000. The decline in net loans is primarily due to lower loan volume, net charge-offs of $1,071,000, and an increase in loan loss provision of $1,078,000 during the nine-month period ended March 31, 2001. This decline in loans was partially offset by an increase in cash and cash equivalents of $5.3 million.

          During the nine months ended March 31, 2001, the Savings Bank recognized charge-offs on several large commercial borrowers. These charge-offs resulted in a severe reduction in the Savings Bank's allowance for loan losses for the nine months ended March 31, 2001. Pursuant to recommendations by the Classified Assets Committee of the Savings Bank an additional provision for loan losses of $1,078,000 was made. The Classified Assets Committee determined this was the amount needed to adequately provide for future losses based upon the current level of classified assets. Prepaid expenses at March 31, 2001 amounted to $1,525,000 and included approximately $150,000 in expenses resulting from the negotiation of the merger agreement with Commercial Bancorp and related matters.

          The Company has experienced a decline in deposits during the nine months ended March 31, 2001 of $384,000, or 0.36%. This decline is primarily the result of higher interest rates and increased competition in the Savings Bank's market area for deposits. Notes Payable increased $1,480,000 from $1,485,000 at June 30, 2000 to $2,965,000 at March 31, 2001. This increase was due to the refinancing of an intra-company debt with an outside creditor. During the quarter ended December 31, 2000, the Company borrowed $1.6 million from an outside lender which was contributed to the Company's subsidiary, Home Mortgage Loan Corporation ("HMLC"). HMLC used such funds to repay an intercompany loan. The loan from the outside lender is secured by all the issued and outstanding shares of the Savings Bank. Advances from the FHLB declined by $5.5 million from $10.5 million at June 30, 2000 to $5.0 million at March 31, 2001. This decline was the result of the repayment of short-term advances with funds received primarily from the repayment of loans. Total stockholders' equity declined by $545,000, or 5.98%, principally due to the net loss realized during the nine months ended March 31, 2001.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

          Net  Income  The  Company  realized  net  income  of  $80,000  for the
          -----------
three-month period ended March 31, 2001. This compared to net income of $134,000 for the three-month period ended March 31, 2000. This decrease in net income was primarily the result of a decrease in net interest income of $156,000 from $1,022,000 for the three-month period ended March 31, 2000 to $866,000 for the three-month period ended March 31, 2001. The decrease in net interest income was the primarily the result of a decline in outstanding loans coupled with an increase in the cost of funds of the Savings Bank associated with the increasing rate environment of 2000.

          For the nine-month period ended March 31, 2001, the Company realized a net loss of $682,000, compared to net income of $408,000 for the nine-month period ended March 31, 2000. This change in net income was primarily the result of an increase in provision for loan losses of $884,000 and an increase in provision for losses on foreclosed real estate of $222,000. In addition, the Company realized a decline in net interest income for the nine months ended March 31, 2001 of $287,000 resulting primarily from an increase in interest expense of $182,000. This increase in interest expense is primarily due to an increase in the cost of funds of the Savings Bank resulting from increased competition within the Savings Bank's market area and the overall rate environment.

          Interest Income Total interest income for the three-month period ended
          ---------------
March 31, 2001 amounted to $2,377,000, a decrease of 3.96% from the Company's total interest income of $2,475,000 for the three-month period ended March 31, 2000. During the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000, the Company's interest income on its loan portfolio decreased 3.60% from $2,331,000 to $2,247,000; its interest income from its mortgage-backed securities portfolio decreased 37.21% from $43,000 to $27,000; interest income from its investment securities portfolio increased 26.47% from $68,000 to $86,000; and interest income from FHLB stock decreased 48.49% from $33,000 to $17,000. The reduction in interest income on the Company's loan portfolio has occurred primarily due to the overall decline in outstanding loan balances. The decline is primarily the result of a slow down in origination volume combined with tighter underwriting controls.

          Interest income  decreased from  $7,359,000 for the nine-months  ended
          ---------------
March 31, 2000 to $7,254,000 for the nine-months ended March 31, 2001, a decrease of $105,000 or 1.43%. This decrease resulted primarily from the decrease in interest income on loans, mortgage-backed securities and FHLB stock. Management has attempted to increase the interest income of the Savings Bank by taking repayments from mortgage-backed securities and redeeming excess FHLB stock and reinvesting the funds in higher yielding mortgage, consumer and commercial loans. Management has undertaken efforts to strengthen the quality of the loan portfolio and increase collection efforts thereby resulting in the origination of fewer loans over the past nine-month period.

          Interest Expense  Interest  expense  increased from $1,453,000 for the
          ----------------
three-month period ended March 31, 2000, to $1,511,000 for the three-month period ended March 31, 2001. During the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 1999, the Company's interest expense on deposits increased 8.17% from $1,248,000 to $1,350,000. This increase in interest expense on deposits is due primarily to an increase in the interest rate paid on time deposits resulting from an overall increase in interest rates from last year as well as increased competition within the Company's market area.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

          Interest expense increased $182,000, or 4.17%, from $4,370,000 for the nine-month period ended March 31, 2000 to $4,552,000 for the nine-month period ended March 31, 2001. Interest expense on deposits increased 6.72%, or $253,000 while interest expense on FHLB advances decreased 20.36%, or $101,000 for the nine-month period ended March 31, 2001. Due to a decrease in loans being originated during the period, FHLB advances were repaid with funds received from loan payments.

          Net Interest  Income During the three months ended March 31, 2001, net
          --------------------
interest income decreased 25.15% to $866,000 from $1,022,000 for the three months ended March 31, 2000. For the nine-month period ended March 31, 2001, net interest income decreased 9.60% to $2,702,000 from $2,989,000 for the nine-month period ended March 31, 2000. This decrease was due primarily to the reduction in loan growth by the Savings Bank as well as higher deposit rates.

          Provision  for Loan Losses  Provisions  for loan losses are charged to
          --------------------------
earnings to bring the total allowance to a level considered adequate by management to provide for loan losses based on the prior loss experience, volume and type of lending conducted by Middlesboro Federal, industry standards and past due loans in the Savings Bank's portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Savings Bank's portfolio.

          For the three-month period ended March 31, 2001, the Savings Bank provided $75,000 for loan losses compared to $34,000 during the three-month period ended March 31, 2000. The provision for losses on loans increased from $194,000 for the nine months ended March 31, 2000 to $1,078,000 for the nine months ended March 31, 2001. The increase in provision for loan losses for these periods represent management's effort to maintain an adequate reserve against losses and also takes into account net charge-offs from the period. For the nine months ended March 31, 2001, net charge-offs amounted to $1,071,000. In determining the appropriate provision, management considers a number of factors, including specific loans in the Savings Bank's portfolio, real estate market trends in the Company's market area, economic conditions, interest rates, and other conditions that may affect the borrower's ability to comply with repayment terms. At March 31, 2001, the Company's allowance for loan losses represented 255.91% of total non-accrual loans and 1.00% of the outstanding balance of total loans.

          Non-Interest  Income  Non-interest  income for the three-month  period
          --------------------
ended March 31, 2001 consisted primarily of loan fees and service charges. The Savings Bank's loan fees and service charges fluctuate as loan demand in the market area changes and as the fee structure is adjusted by management in relation to market demand. The Company's non-interest income for the three-month period ended March 31, 2001 was $204,000, an increase of 26.71% from $161,000 for the three-month period ended March 31, 2000. Non-interest income decreased from $563,000 for the nine months ended March 31, 2000 to $535,000, a 4.97% decrease, for the nine months ended March 31, 2001.

          Loan fees and service charges for the three-month period ended March 31, 2001 decreased $11,000, or 6.29%, to $164,000 from $175,000 for the three-month period ended March 31, 2000 and decreased $61,000, or 10.52% for the nine-month period ended March 31, 2001 as compared to the nine-month period ended March 31, 2000. These changes were attributable to a decrease in the number of loan fees charged to new loan customers during the quarter. Included in non-interest income for the nine-month period ended March 31, 2001 was a one-time recovery of $18,000 from the successful settlement with a check imaging vendor over the non-implementation of the vendors software.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS (CONTINUED)

          Non-Interest  Expense For the three-month period ended March 31, 2001,
          ------------
as compared to the three-month period ended March 31, 2000, total non-interest expense decreased $69,000 from $947,000 to $878,000 or 7.29%. Non-interest expense increased from $2,751,000 for the nine months ended March 31, 2000 to $3,175,000 for the nine months ended March 31, 20010, an increase of $424,000 or 15.41%.

          Salaries and employee benefits decreased $27,000, or 6.51%, from $415,000 for the three months ended March 31, 2000, to $388,000 for the three months ended March 31, 2001. For the nine-month period ended March 31, 2001, salaries and employee benefits have increased $9,000, or 0.78% as compared to the nine-month period ended March 31, 2000. The decline for the three months ended March 31, 2001 is primarily due to management's ability to limit salary increases for the 2001 calendar year.

          SAIF deposit insurance premiums declined $1,000 for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 and $23,000, or 37.10% from $62,000 for the nine-month period ended March 31, 2000 as compared to $39,000 for the nine-month period ended March 31, 2001. This decrease is due mainly to the cost savings realized from the rate reduction by the FDIC in the Financing Corporation (FICO) quarterly multiplier that took place January 1, 2000. This reduction set the FICO assessment to the same rate for both BIF and SAIF insured deposits.

          Occupancy and equipment expense increased $25,000, or 17.10% from $147,000 for the three months ended March 31, 2000 to $172,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2001, occupancy and equipment expense increased $10,000, or 2.29% as compared to the nine months ended March 31, 2000. This increase for the quarter ended March 31, 2000 resulted primarily from an increase in property taxes of $36,000 resulting from the nonpayment of Knoxville city taxes for the Fountain City Park Bank branch office building for the years 1999 and 2000.

          Marketing and other professional services declined $12,000, or 36.36% for the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 and $18,000, or 15.93% for the nine-month period ended March 31, 2001 as compared to the nine-month period ended March 31, 2000. This decrease was primarily the result of a reduction by management in advertising spending.

          Other expenses of $185,000 declined $57,000 over the three-month period ended March 31, 2000 amount of $242,000. This decrease in other expenses for the three-month period ended March 31, 2001, is primarily due to a decrease in consulting fees ($34,000), office supply expenses ($12,000), and correspondent fees ($8,000). For the nine-month period ended March 31, 2001, other expenses increased $445,000 as compared to the nine-month period ended March 31, 2000. The increase in other expenses for the nine-month period ended March 31, 2001, is primarily due to increases in deposit account expenses, legal fees, loan expenses, repossessed asset expenses, and loss provisions. Deposit account expenses were $19,000 higher than last year due to a one-time expense for supplies related to the conversion of the Savings Bank's checking services to check imaging. Legal fees were $24,000 higher for the nine-month period ending March 31, 2001 as compared to last year due to fees incurred in relation to the collection of amounts owed the Savings Bank by Blair Mortgage Corporation and Professional Banking Solutions. Loan expenses were $14,000 higher for the nine-month period ended March 31, 2001 primarily due to expenses related to the collection of delinquent loan accounts.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS (CONTINUED)

          Also included in other expenses are items related to repossessed and foreclosed assets. These expenses were $10,000 higher for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 and $265,000 higher for the nine-month period ended March 31, 2001 as compared to the nine-month period ended March 31, 2000. During the nine-month period ended March 31, 2001, the Savings Bank wrote-down the value of foreclosed properties an additional $222,000 to reflect current market values. Of the $222,000 write-down, $188,000 directly related to properties located in Kingsport, Tennessee.

          Income Taxes Income tax expense for the three-month period ended March
          ------------
31, 2001 was $37,000 compared to $68,000 for the three-month period ended March 31, 2000. For the nine months ended March 31, 2001, an income tax credit of $334,000 was recognized compared to an income tax expense of $199,000 for the nine-month period ended March 31, 2000. The changes in income tax expense are a result of changes in net taxable income during the periods and the change in accounting for tax estimates for the Company individually.

AGREEMENT AND PLAN OF SHARE EXCHANGE

          On February 8, 2001 the Company entered into an Agreement and Plan of Share Exchange with Commercial Bancgroup, Inc. which provides for Commercial to acquire all the issued and outstanding shares of the Company's common stock for total consideration of $9.52 million (including amounts to be paid to certain optionholders). The Share Exchange, which is subject to receipt of the approval of the Company's stockholders and all requisite regulatory approvals, is expected to be consummated in the summer of 2001.

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

          The Savings Bank is required by the Office of Thrift Supervision regulations to maintain minimum levels of specified liquid assets. On November 24, 1997, the OTS lowered this liquidity requirement from 5 to 4 percent of the Savings Bank's liquidity base. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable account to exclude accounts with maturities exceeding one year. The Savings Bank's liquidity ratio for the quarter ended March 31, 2001 was 7.91% and its liquidity ratio was 6.97% at March 31, 2000.

          The Savings Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Savings Banks lending and investment activities. Deposits were $105,694,000 and $106,078,000 at March 31, 2001 and June 30, 2000, respectively.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

          The Savings Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Savings Bank's operating, financing and investment activities at any given time. The Savings Bank's cash and cash equivalents totaled $6,849,000 at March 31, 2001 and $1,581,000 at June 30, 2000. Of these amounts, $4,361,000 and $1,069,000 were deposits held in interest-bearing accounts at March 31, 2001 and June 30, 2000, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

          At March 31, 2001, the Savings Bank had $161,000 in commitments to originate loans. At March 31, 2001, the Savings Bank had $52,154,000 in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

          Disclosures  About Fair Value of  Financial  Instruments  In  December
          --------------------------------------------------------
1991, the FASB issued Statement of Financial Accounting Standards No. 107 (SFAS No. 107) "Disclosure About Fair Value of Financial Instruments." SFAS No. 107 requires all entities to disclose the fair value of financial instruments (both assets and liabilities recognized and not recognized in the financial statements) for which it is practicable to estimate fair value, except those financial instruments specifically excluded. The disclosure shall be either in the body of the financial statements or in the accompanying notes and shall also include the methods and significant assumptions used to estimate the fair value of financial instruments. Additional information is required to be disclosed if it is not practicable for an entity to estimate the fair value of a financial instrument or a class of financial instruments as well as the reasons why it is not practicable to estimate fair value. SFAS No. 107 is effective for entities with less than $150 million in total assets in the current statement of financial condition for financial statements issued for the fiscal year beginning July 1, 1995.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

          Accounting By Creditors For  Impairment of a Loan During May 1993, the
          -------------------------------------------------
FASB issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" that requires impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or fair value of collateral, if the loan is collateral dependent. Adoption of SFAS No. 114, as amended by SFAS No. 118, occurred on June 30, 1996, and is did not have a material impact on the financial statements.

          Earnings  Per Share In  February  1997,  the FASB  issued SFAS No. 128
          -------------------
which requires companies to present basis earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share are computed without including potential common shares, i.e. no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities, and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997.

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

          Disclosures about Segments of an Enterprise and Related Information In
          -------------------------------------------------------------------
June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company does not believe that the adoption of this accounting statement will have a material impact on its financial statements.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

         (a)      Exhibits - None
                  --------

         (b)      Reports on Form 8-K.  During the quarter ended March 31, 2000,
                  -------------------
the registrant did not file any reports on Form 8-K.

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                              Middlesboro, Kentucky

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Cumberland Mountain Bancshares, Inc.



                                           By:/s/ James J. Shoffner
                                              --------------------------------
                                              James J. Shoffner
                                              President


Date:  May 15, 2001