Form 10KSB40
period 2001-06-30
CUMBERLAND MOUNTAIN BANCSHARES INC
filed 2001-09-28
CIK 1029093

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001
                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-22287

                      CUMBERLAND MOUNTAIN BANCSHARES, INC.
                      ------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             TENNESSEE                                          31-1499488
--------------------------------                             -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1431 CUMBERLAND AVENUE, MIDDLESBORO, KENTUCKY                      40965
---------------------------------------------                     ----------
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
YES   X     NO
   ------     -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $9.5 million.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant based on the last sale of which the registrant was aware ($13.75 per share), was approximately $6.9 million as of September 26, 2001. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of September 26, 2001, there were issued and outstanding 679,620 shares of the registrant's common stock.

     Transitional Small Business  Disclosure Format (check one):
YES      NO X
   ----    ----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

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

     Middlesboro Federal is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate loans secured by single-family residences located in the counties where its offices are located. Such loans amounted to $65.6 million, or 65.64%, of Middlesboro Federal's total loan portfolio (before net items). At June 30, 2001, Middlesboro Federal held $18.3 million in commercial real estate loans at that date, representing 18.33% of total loans (before net items). The other significant areas of lending activity by Middlesboro Federal are multi-family real estate loans, construction loans, commercial business loans and consumer loans which, as of June 30, 2001, represented $805,000, or .81%, $1,449 million, or 1.44%, $6.7 million, or 6.74%, and $7.034 million, or 7.04%, respectively, of Middlesboro Federal's total loan portfolio. Middlesboro Federal also makes substantial investments in United States Treasury and federal government obligations and mortgage-backed securities which are insured by federal agencies. As of June 30, 2001, the carrying value of U.S. Treasury and government agency securities was $747 million and the carrying value of its mortgage-backed securities portfolio, was $1.143 million.

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

LENDING ACTIVITIES

     GENERAL. The Bank's primary lending activity is the origination of conventional mortgage loans for the purpose of constructing, purchasing or refinancing owner-occupied, one- to four-family residential properties in its primary market area. At June 30, 2001, one- to four-family mortgage loans comprised $65.6 million, or 65.64%, of the Bank's gross loan portfolio. To a lesser extent, the Bank originates construction loans, multi-family residential and commercial real estate loans and has purchased whole loans and loan participations to supplement its originations. The Bank also originates secured and unsecured commercial and consumer loans.

     During  recent  years,   the  Bank  has  expanded  the  loan  portfolio  by
emphasizing originations in its primary market areas of Bell and Harlan Counties, Kentucky and Claiborne, Knox and Union counties in Tennessee. Management has also sought to diversify the loan portfolio through increased origination of commercial mortgages and commercial loans. A significant portion of the Bank's loan growth in recent years has involved loans secured by properties in Knox County, Tennessee. Middlesboro Federal estimates that at June 30, 2001 its portfolio included approximately $18.3 million in loans secured by properties in Knox County.

     Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                           AT JUNE 30,
                                                          ---------------------------------------------------
                                                                    2001                        2000
                                                          --------------------          ---------------------
                                                          AMOUNT          %             AMOUNT            %
                                                          ------       -------          ------          -----
                                                                       (DOLLARS IN THOUSANDS)
Mortgage Loans:
   One- to four-family.................................   $  65,592    65.64%           $   68,479      61.51%
   Multi-family........................................         805      .81                   879       0.79
   Commercial..........................................      18,313    18.33                18,584      16.69
Construction:
   One- to four-family.................................         898      .89                 2,078       1.87
   Multi-family and commercial.........................         551      .55                 1,397       1.26
Commercial.............................................       6,737     6.74                 7,752       6.96
Consumer loans:
   Savings account.....................................       1,709     1.71                 1,996       1.79
   Automobile..........................................       1,902     1.90                 3,032       2.72
   Credit card.........................................         575      .58                   650       0.58
   Other ..............................................       2,848     2.85                 6,490       5.83
                                                          ---------    -----            ----------      -----
        Total loans....................................      99,930   100.00%              111,337     100.00%
                                                                      ======                           ======
Less:
   Loans in process....................................         (64)                          (694)
   Discounts...........................................          (1)                            (1)
   Allowance for loan losses...........................      (1,036)                        (1,032)
                                                          ---------                     ----------
     Total.............................................   $  98,829                     $  109,610
                                                          =========                     ==========

     LOAN MATURITY SCHEDULE. The following table sets forth certain information at June 30, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.

                                                              DUE AFTER
                                       DUE DURING             1 THROUGH             DUE AFTER
                                     THE YEAR ENDING        5 YEARS AFTER         5 YEARS AFTER
                                      JUNE 30, 2002         JUNE 30, 2002         JUNE 30, 2002           TOTAL
                                      -------------         -------------         -------------         -------
                                                           (IN THOUSANDS)
Real estate mortgage loans.............$    5,671             $  17,530             $  63,254          $ 86,455
Construction...........................        --                    --                    --                --
Commercial.............................     3,203                 2,524                   726             6,453
Consumer loans.........................     3,836                 2,678                   508             7,022
                                       ----------             ---------             ---------          --------
     Total.............................$   12,710             $  22,732             $  64,488          $ 99,930
                                       ==========             =========             =========          ========

     The next table sets forth at June 30, 2001 the dollar amount of all loans due one year or more after June 30, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                        PREDETERMINED                 FLOATING OR
                                                            RATES                 ADJUSTABLE RATES
                                                        -------------             ----------------
                                                                      (IN THOUSANDS)
Real estate mortgage loans...........................   $   17,411                  $   63,373
Construction.........................................           --                          --
Commercial...........................................          971                       2,278
Consumer loans.......................................        2,251                         936
                                                        ----------                  ----------
     Total...........................................   $   20,633                  $   66,587
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

     ONE- TO FOUR-FAMILY REAL ESTATE LOANS. The Bank's primary lending activity consists of the origination of loans secured by owner-occupied, one- to four-family residential properties located in its primary market area. At June 30, 2001, $65.6 million, or 65.64%, of the Bank's loan portfolio consisted of loans secured by one- to four-family residential properties of which $63.4 million, or approximately 96.6% carried adjustable interest rates. The Bank estimates that the average size of the residential mortgages that it currently originates is $60,000.

     The Bank originates both fixed-rate mortgage loans and adjustable-rate mortgage loans ("ARMs"). Fixed-rate mortgage loans are originated for terms of up to 15 or 20 years. ARMs are originated for terms of up to 30 years. The Bank's one and three-year ARMs have interest rates that adjust every one and three years, respectively, with a maximum adjustment of two percentage points for any adjustment period and up to six percentage points over the life of the loan. These loans are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively, adjusted to a constant maturity. The current margin is three percentage points. Substantially all loans originated by the Bank are retained in the Bank's loan portfolio. At June 30, 2001, 35.5% of the Bank's loans had remaining terms to maturity of 5 years or less.

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

     SECOND MORTGAGES AND HOME EQUITY LINES OF CREDIT. The Bank also originates second mortgage loans and home equity lines of credit exclusively for its existing one- to four-family first mortgage customers. At June 30, 2001, $761,190, or .76%, of the Bank's loan portfolio consisted of second mortgage loans and home equity lines of credit. Second mortgage loans are generally underwritten on a fixed-rate basis with terms of up to 15 years and are fully amortizing over the term of the loan. Second mortgages and home equity lines of credit are generally subject to an 80% combined loan-to-value limitation, including all other outstanding mortgages or liens. Generally, the minimum loan amount for a second mortgage is $5,000. Home equity lines of credit permit borrowers to borrow up to a pre-established limit during the five year term of the line of credit. Payments of interest only are required during the term with a balloon payment of all outstanding principal due at maturity. Home equity lines of credit are underwritten on a variable-rate basis indexed to the prime rate plus an increment.

     COMMERCIAL AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. At June 30, 2001, loans secured by commercial real estate and multi-family residential real estate properties totaled $18.3 million and $805,000, respectively, and represented 18.33% and .81%, respectively of the Bank's loan portfolio. Commercial real estate loans are secured by churches, motels, office buildings, retail stores, small shopping centers and other non-residential property. At June 30, 2001, the Bank's largest outstanding commercial real estate loan was a $1.1 million loan secured by an oil distributorship property. The Bank's multi-family residential real estate loans are secured by residential property with up to 24 units. Substantially all of the Bank's commercial and multi-family residential and commercial real estate loans are secured by property located within the Bank's market area and were current and performing at June 30, 2001.

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

     With certain limited exceptions, the maximum amount that the Bank may lend to any borrower (including certain related entities of the borrower) at any one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. At June 30, 2001, the maximum amount that the Bank could have loaned to any one borrower without prior OTS approval was $1.6 million. Pursuant to OTS regulations, an institution may make loans in excess of its lending limit up to an amount not to exceed the lesser of $30.0 million, or 30%, of its unimpaired capital and surplus to finance the development of residential housing units provided certain requirements are satisfied. At June 30, 2001, the largest aggregate amount of loans that the Bank had outstanding to any one borrower and their related interests was $1.5 million and consisted of four loans including loans to purchase a business. The largest single loan outstanding was a $1.1 million loan secured by an oil distributorship property.

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

     Loan proceeds are disbursed during the construction phase (a maximum of 180 days) according to a draw schedule based on the stage of completion. Construction loans are underwritten on the basis of the estimated value of the property as completed and loan-to-value ratios must conform to the requirements for the permanent loan. At June 30, 2001, $1.449 million, or 1.44%, of the Bank's gross loan portfolio consisted of construction loans to fund the construction of one- to four-family properties. Approximately half of all construction loans originated by the Bank convert into permanent loans upon completion of the construction phase.

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

     COMMERCIAL LOANS. At June 30, 2001, the Bank had $6.7 million in commercial business loans which represented 6.74% of the Bank's gross loan portfolio. Under recent amendments to the Home Owners' Loan Act ("HOLA"), the Bank is permitted to invest up to 20% of its assets in commercial loans provided that amounts in excess of 10% are small business loans. The Bank's commercial business lending activities are directed towards small businesses located in its market area. Generally, the Bank's commercial business loans are secured by assets such as inventory, equipment or other assets and are guaranteed by the principals of the business. On a very limited basis, the Bank has engaged in dealer floor-plan lending with a limited number of dealerships with which the Bank has had substantial experience. Commercial business loans usually carry a floating rate set at an increment over the prime rate and generally are underwritten for a maximum of 15 years. Such loans are structured as term loans. The Bank underwrites its commercial business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of the underlying collateral value, and seeks to structure such loans to have more than one source of repayment. The borrower is required to provide the Bank with sufficient information to allow the Bank to make its lending determination. In most instances, this information consists of at least three years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral.

     CONSUMER LOANS. The Bank's consumer loans consist primarily of loans secured by deposit accounts, automobile loans, unsecured personal loans and credit cards, which represented 1.71%, 1.90%, 2.85% and .58% of its total loan portfolio, respectively, at June 30, 2001. The Bank also makes boat loans and home improvement loans pursuant to its consumer lending authority. The Bank has recently emphasized consumer lending because of the higher yields on such loans.

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

     In prior years, the Bank regularly purchased loans to supplement lending opportunities in its immediate market area. Loan purchases have decreased in recent years due to the increased emphasis on loan originations in its primary market area. At June 30, 2001, the Bank's loan portfolio included approximately $74,840 in purchased mortgages. All of such loans are serviced by the originating broker.

     Generally, the purchase of participations and whole loans involves the same risks as would the origination of the same types of loans as well as the additional risks related to the Bank's lower level of control over the origination and subsequent administration of the loans. The Bank has sought to minimize such risks by employing more stringent underwriting standards in its underwriting of purchased loans than required by its loan policy for loans originated by the Bank. At June 30, 2001, all of the Bank's purchased loans were performing in accordance with their terms.

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

                                                                      AT JUNE 30,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
                                                                      (IN THOUSANDS)
Loans accounted for on a nonaccrual basis: (1)
  Real estate mortgage loans:
     Residential..............................................$     580         $    493
     Nonresidential...........................................       --               73
  Construction................................................       --               --
  Commercial..................................................      234              194
  Consumer....................................................       62               31
                                                              ---------         --------
        Total.................................................$     876         $    791
                                                              =========         ========
Accruing loans which are contractually
   past due 90 days or more:
  Real estate mortgage loans:
     Residential..............................................$      --         $     --
     Nonresidential...........................................       --               --
  Construction................................................       --               --
  Commercial..................................................       --               --
  Consumer....................................................       40               --
                                                              ---------         --------
        Total.................................................$      40         $     --
                                                              =========         ========
        Total nonperforming loans.............................$     916         $    791
                                                              =========         ========
Percentage of total loans.....................................     .92%             0.71%
                                                              ========          ========
Other nonperforming assets....................................$     --          $     --
                                                              ========          ========

______________
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

     During the year ended June 30, 2001, gross interest income of $38,656 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the respective periods. Interest on such loans included in income during such period amounted to $9,847.

     At June 30, 2001, there were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOAN LOSSES. Federal regulations require savings associations to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss" if warranted. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific loss allowances in the amount of 100% of the portion of the asset classified as loss or charge off such amount. An asset which does not currently warrant classification but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." Currently, general loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. See "Regulation -- Regulation of the Bank -- Regulatory Capital Requirements." OTS examiners may disagree with the insured institution's classifications and amounts reserved. If an institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS. Management of the Bank reviews assets on a quarterly basis, and at the end of each quarter, prepares an asset classification listing in conformity with the OTS regulations, which is reviewed by the Board of Directors. At June 30, 2001, the Bank had $2.8 million in assets classified as substandard. Substandard loans consisted of 19 single-family and nonresidential mortgage loans with an aggregate balance of $1.6 million at June 30, 2001, 21 consumer loans with an aggregate balance of $315,000, eight commercial loans with an aggregate balance of $241,000 and repossessed assets totaling $635,000. The Bank also had one mortgage loan of $20,000, two commercial loans totaling $249,000 and one consumer loan of $16,000 classified as doubtful.

     The following table sets forth an analysis of activity in the Bank's allowance for loan losses for the periods indicated.

                                                                 YEAR ENDED JUNE 30,
                                                                2001              2000
                                                              --------          --------
                                                                      (IN THOUSANDS)
Balance at beginning of period................................$   1,032         $  1,576
                                                               --------         --------
Loans charged off:
  Real estate mortgage loans:
     Residential..............................................      439              272
     Commercial...............................................       --               --
  Construction................................................       --               --
  Commercial..................................................      346               --
  Consumer....................................................      928              859
                                                              ---------         --------
  Total charge-offs...........................................    1,713            1,131
                                                              ---------         --------
Recoveries:
  Real estate mortgage loans:
     Residential..............................................       26                2
     Commercial...............................................       --               --
  Construction................................................       --               --
  Commercial..................................................       --               --
  Consumer....................................................      191              379
                                                              ---------         --------
  Total recoveries............................................      217              381
                                                              ---------         --------
Net loans charged off.........................................    1,496              750
                                                              ---------         --------
Provision for loan losses.....................................    1,500              206
                                                              ---------         --------
Balance at end of period......................................$   1,036         $  1,032
                                                              =========         ========
Ratio of net charge-offs to average
   loans outstanding during the period........................    1.40%             0.68%
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

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or provide specific loan losses when necessary. As of June 30, 2001, the Bank's allowance for loan losses included $0 in specific loss reserves. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table allocates the Bank's allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                            JUNE 30,
                                                    ---------------------------------------------------------
                                                             2001                            2000
                                                    ---------------------------     -------------------------
                                                                   PERCENT OF                     PERCENT OF
                                                                   LOANS IN                       LOANS IN
                                                                   CATEGORY TO                    CATEGORY TO
                                                     AMOUNT        TOTAL LOANS      AMOUNT        TOTAL LOANS
                                                    -------        ------------     -------       -----------
                                                                      (DOLLARS IN THOUSANDS)
Real estate mortgage loans.........................  $     431         41.60%       $     802         77.71%
Commercial loans...................................         --           --                --            --
Consumer loans.....................................        605         58.40              230         22.29
                                                     ---------        ------        ---------        ------
    Total allowance for loan losses................  $   1,036        100.00%       $   1,032        100.00%
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

     The following table sets forth the composition of the Bank's mortgage-backed securities portfolio at the dates indicated. At June 30, 2001 and 2000, all of the Bank's mortgage-backed securities were designated as available-for-sale and carried on the Bank's books at their fair market value.

                                                                               AT JUNE 30,
                                                          ------------------------------------------------
                                                                   2001                          2001
                                                          --------------------          ------------------
                                                          AMOUNT          %             AMOUNT         %
                                                          ------       -------          ------       ------
                                                                            (DOLLARS IN THOUSANDS)
    GNMA .............................................    $    301      26.33%         $    351      13.36%
    FNMA ..............................................        842      73.67             2,004      76.31
    FHLMC..............................................         --       0.00               271      10.33
                                                          --------     ------          --------     ------
                                                          $  1,143     100.00%         $  2,626     100.00%
                                                          ========     ======          ========     ======

     The following table sets forth the scheduled maturities, amortized cost, market values and weighted average yields for the Bank's mortgage-backed securities at June 30, 2001. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. The following table does not take into consideration the effects of scheduled repayments on the effects of possible prepayments.

                                                        AT JUNE 30, 2001
                     ----------------------------------------------------------------------------------------------
                         ONE TO FIVE YEARS      GREATER THAN FIVE YEARS                    TOTAL
                     ----------------------     -----------------------     ---------------------------------------
                                   WEIGHTED                   WEIGHTED                    APPROXIMATE     WEIGHTED
                     AMORTIZED      AVERAGE     AMORTIZED      AVERAGE      AMORTIZED         MARKET       AVERAGE
                        COST         YIELD         COST         YIELD          COST           VALUE          YIELD
                     ---------     --------     ---------    ----------     ----------    -----------     ---------
                                                              (DOLLARS IN THOUSANDS)
GNMA..............   $      --       0.00%      $      302        5.62%      $     302     $     301          5.62%
FNMA..............         289       6.19              553         5.76            842           842          5.83
                     ---------                  ----------                   ---------     ---------
                     $     289                  $      855                   $   1,144     $   1,143
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

     The general objectives of the Bank's investment policy are to: (i) provide and maintain liquidity; (ii) make a strong and stable contribution to earnings without incurring undue interest rate and credit risk; and (iii) complement the Bank's lending activities. Currently, the Bank's investment portfolio consists of cash, U.S. government issues, federal agency issues, FHLB stock, mortgage-backed securities and deposits in the FHLB of Cincinnati. The Bank also has an investment in the Franklin U.S. Government Securities Fund. Based on information provided to the Bank by such fund, the fund primarily invests in Ginnie Mae securities which carry a guarantee by the full faith and credit of the U.S. government as to the timely payment of interest and principal. The present yield on such fund is 5.84%.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                                      AT JUNE 30,
                                                              --------------------------
                                                                2001              2000
                                                              --------          --------
                                                                      (IN THOUSANDS)
Securities available for sale:
   U.S. government and agency securities......................$     747         $  2,737
   Franklin U.S. Government Securities Fund...................      904              871

Securities held to maturity:
   U.S. government and agency securities......................       --               --
   Certificates of deposit....................................       --               --
   Common stock and other.....................................      285              180
                                                              ---------         --------
      Total investment securities.............................    1,936            3,788
Cash and cash equivalents.....................................   14,599            1,581
FHLB stock....................................................      999              929
                                                              ---------         --------
      Total investments.......................................$  17,534         $  6,298
                                                              =========         ========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at June 30, 2001.

                               ONE YEAR OR LESS   ONE TO FIVE YEARS       FIVE TO TEN YEARS
                              ------------------  --------------------    --------------------
                              CARRYING   AVERAGE   CARRYING    AVERAGE    CARRYING     AVERAGE
                                 VALUE     YIELD     VALUE      YIELD       VALUE       YIELD
                              --------   -------   --------    -------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Securities available for sale:
   U.S. government and
     agency securities......  $     77    7.01%     $   --        0.00%   $  507       7.01%
   Franklin U.S. Government
     Securities Fund........        --    0.00          --        0.00        --       0.00

Securities held to maturity:
  Common stock and other....        --    0.00          --        0.00        --       0.00
                              --------              ------                ------
      Total.................  $     77              $   --                $  507
                              ========              ======                ======


                                MORE THAN TEN YEARS      TOTAL INVESTMENT PORTFOLIO
                                  -----------------      ----------------------------
                                  CARRYING  AVERAGE      CARRYING   MARKET   AVERAGE
                                    VALUE    YIELD         VALUE    VALUE     YIELD
                                  --------  -------      --------   ------   --------
                                                     (DOLLARS IN THOUSANDS)
Securities available for sale:
   U.S. government and
     agency securities......  $     163        6.38%     $   747    $  747      6.70%
   Franklin U.S. Government
     Securities Fund........        904        7.50          904       904      7.50

Securities held to maturity:
  Common stock and other....        285        4.25          285       285      4.25
                              ---------                  -------    ------
      Total.................  $   1,352                  $ 1,936    $1,936
                              =========                  =======    ======

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

     Certificates of deposit in amounts of $100,000 or more constituted 26.84% of the Bank's total deposit portfolio at June 30, 2001. The majority of these certificates of deposit represent deposits by individuals. The Bank does not actively solicit these accounts from non-deposit customers and does not offer a premium rate for such accounts.

     Savings deposits in the Bank at June 30, 2001 were represented by the various types of savings programs described below.

INTEREST       MINIMUM                                                     MINIMUM     BALANCES IN  PERCENTAGE OF
 RATE *        TERM                 CATEGORY                                AMOUNT     THOUSANDS    TOTAL DEPOSITS
--------       -------              --------                               -------     -----------  --------------
2.25%          None                 Passbook accounts                     $      --    $    7,747           7.15%
1.79           None                 NOW accounts                                100         9,524           8.79
3.34           None                 Money market deposit accounts             2,500           567            .52
0.00           None                 Noninterest-bearing checking accounts       100         2,418           2.23

                                    Certificates of Deposit

6.04           12-month             Fixed-term, fixed-rate                    1,000        58,862          54.33
5.89           2-10 year            Fixed-term, fixed-rate                    1,000        29,226          26.98
                                                                                       ----------         ------
                                                                                       $  108,344         100.00%
                                                                                       ==========         ======

_____________
*        Weighted average rate.

     MATURITY OF JUMBO CERTIFICATES. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 2001.

                                                            CERTIFICATES
             MATURITY PERIOD                                OF DEPOSITS
             ---------------                               -------------
                                                          (IN THOUSANDS)

              Three months or less.......................   $     4,822
              Over three through six months..............         5,530
              Over six through 12 months.................         7,484
              Over 12 months.............................        11,233
                                                            -----------
                    Total................................   $    29,069
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

                                                                        AT OR FOR THE
                                                                      YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                   2001                2000
                                                                ---------           ---------
                                                                  (DOLLARS IN THOUSANDS)
Advances from FHLB:
   Amounts outstanding at end of period........................$    5,000           $  10,500

   Weighted average rate paid on...............................      6.06%              6.39%

   Maximum amount of borrowings outstanding
      at any month end.........................................$   12,500           $  15,500

   Approximate average short-term borrowings
      outstanding..............................................$    7,048           $   4,958

   Approximate weighted average rate paid on...................      6.72%              6.39%

     The Bank has a $7.5 million line of credit with the FHLB of Cincinnati of which $5 million was outstanding at June 30, 2001. Further asset growth may be funded through short-term additional advances. The Bank also had $5.0 million outstanding that matures March, 2003 bearing a rate of 6.08%.

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

PERSONNEL

     As of June  30,  2001,  the  Bank  had 40  full-time  employees  and  seven part-time employees. The employees are not represented by a collective bargaining unit. Management believes that the Bank enjoys good relations with its personnel.

PERFORMANCE RATIOS

                                                                        AT OR FOR THE
                                                                       YEAR ENDED JUNE 30,
                                                                -----------------------------
                                                                   2001                2000
                                                                ---------           ---------
                                                                   (DOLLARS IN THOUSANDS)
Return on assets (net income divided by average total assets)..      (.70)%             0.35%
Return on average equity (net income divided by
      average stockholders' equity)............................     (9.95)              5.04
Equity to assets ratio (average equity divided by
      average total assets)....................................      7.07               6.90

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

REGULATION OF THE BANK

     FINANCIAL MODERNIZATION LEGISLATION. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000, with full compliance required by July 1, 2001.

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

     REGULATORY CAPITAL REQUIREMENTS. Under OTS capital standards, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to 3.0% of adjusted total assets and a combination of core and "supplementary" capital equal to 8.0% of "risk-weighted" assets. In addition, the OTS has recently adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated Composite 1 under the OTS examination rating system). See " -- Prompt Corrective Regulatory Action." For purposes of this regulation, Tier 1 capital has the same definition as core capital which is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Core capital is generally reduced by the amount of the savings association's intangible assets for which no market exists. Limited exceptions to the deduction of intangible assets are provided for purchased mortgage servicing rights and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets with only a limited exception for purchased mortgage servicing rights and purchased credit card relationship. Both core and tangible capital are further reduced by an amount equal to a the savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies. At June 30, 2001, the Bank had no such investments.

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

     In determining compliance with the risk-based capital requirement, a savings association is allowed to use both core capital and supplementary capital provided the amount of supplementary capital used does not exceed the savings association's core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments and a portion of the savings association's general loss allowances. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and the savings association's high loan-to-value ratio land loans and non-residential construction loans and equity investments other than those deducted from core and tangible capital. At June 30, 2001, the Bank had no high ratio land or nonresidential construction loans and had no equity investments for which OTS regulations require a deduction from total capital.

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

     The table below presents the Bank's capital position relative to its various regulatory capital requirements at June 30, 2001.

                                                                                PERCENT OF
                                                              AMOUNT            ASSETS  (1)
                                                              ------            -----------
                                                                 (DOLLARS IN THOUSANDS)
         Tangible capital.....................................$   8,545            6.79%
         Tangible capital requirement.........................    1,887            1.50
                                                              ---------           -----
         Excess (deficit).....................................$   6,658            5.29%
                                                              =========           =====

         Core capital.........................................$   8,545            6.79%
         Core capital requirement.............................    5,031            4.00
                                                              ---------           -----
         Excess (deficit).....................................$   3,514            2.79%
                                                              =========           =====

         Risk-based capital...................................$   9,581           11.61%
         Risk-based capital requirement.......................    6,605            8.00
                                                              ---------           -----
         Excess (deficit).....................................$   2,976            3.61%
                                                              =========           =====

         _____________
         (1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the risk-based capital requirement.

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

     A savings institution must maintain its status as a QTL on a monthly basis in nine out of every 12 months. A savings institution that fails to maintain Qualified Thrift Lender status will be permitted to requalify once, and if it fails the QTL Test a second time, it will become immediately subject to all penalties as if all time limits on such penalties had expired. At June 30, 2001, approximately 70.03% of the Bank's assets were invested in Qualified Thrift Investments.

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

     LIQUIDITY REQUIREMENTS. The Bank is required to maintain liquid assets (cash, deposits maintained pursuant to the Federal Reserve Board requirements, time and savings deposits in certain institutions, obligations of states and political subdivisions thereof, shares in mutual funds with certain restricted investment policies, highly rated corporate debt and mortgage loans and mortgage-related securities with less than one year to maturity or subject to purchase within one year) consistent with safe and sound operation.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB, which consists of 12 Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHFBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Cincinnati, the Bank is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 1% of the aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. The Bank was in compliance with this requirement with investment in FHLB of Cincinnati stock at June 30, 2001, of $998,800. The FHLB of Cincinnati is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Cincinnati. As of June 30, 2001, the Bank had $5 million in advances and other borrowings from the FHLB of Cincinnati. See "Business of the Bank -- Deposit Activities and Other Sources of Funds -- Borrowings."

     FEDERAL RESERVE SYSTEM. Pursuant to regulations of the Federal Reserve Board, a thrift institution must maintain average daily reserves equal to 3% on transaction accounts of up to $42.8 million of transaction accounts, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of June 30, 2001, the Bank met its reserve requirements.

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

     Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as Middlesboro Federal which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Recently enacted legislation repealed the percentage of taxable income method of calculating the bad debt reserve. Middlesboro Federal historically has elected to use the experience method.

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

STATE INCOME TAXATION

     The Commonwealth of Kentucky imposes an annual franchise tax on financial institutions regularly engaged in business in Kentucky at any time during the calendar year. This tax is 1.1% of Middlesboro Federal's net capital. For purposes of this tax, net capital is defined as the aggregate of the Bank's capital stock, paid-in capital, retained earnings and net unrealized gains or losses on securities designated as available-for-sale less an amount equal to the five year average of the percentage that the book value of any United States obligations held by the Bank bears to the book value of the Bank's total assets. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital. For the year ended June 30, 2001, the amount of such expense for Middlesboro Federal was $98,396.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices and other material property.

                                                              BOOK VALUE AT                        DEPOSITS AT
                            YEAR          OWNED OR              JUNE 30,         APPROXIMATE        JUNE 30,
                           OPENED          LEASED                 2001         SQUARE FOOTAGE         2001
                           ------          ------                 ----         --------------         ----
MAIN OFFICE:

1431 Cumberland Avenue
Middlesboro, Kentucky       1915            Owned             $ 991,457             11,906       $53,507,494

BRANCH OFFICES:

1501 E. Main Street
Cumberland, Kentucky        1976           Leased                                    1,700        30,304,745

134 Pine Street
Pineville, Kentucky         1997           Leased                                      750         6,822,492

5320 N. Broadway
Fountain City, Tennessee    1998            Owned             1,403,752              8,000        17,962,399


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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY-HOLDERS.
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's common stock, par value $.01 per share (the "Common Stock"), is traded on the over-the-counter market with quotations available through the OTC "Electronic Bulletin Board" under the symbol "CMBN." Trading commenced in April 1997. The high and low stock price by quarter for fiscal years 2000 and 2001 were as follows:

         QUARTER ENDED                          HIGH             LOW
         -------------                          ----             ---
         September 30, 1999                     $ 8.50           $ 8.50
         December 31, 1999                       10.25             7.50
         March 31, 2000                           9.25             6.75
         June 30, 2000                            7.00             5.50
         September 30, 2000                       7.00             6.25
         December 31, 2000                        8.00             5.50
         March 31, 2001                          14.00             5.50
         June 30, 2001                           13.63            13.13

     No dividends have been declared during this period. As of June 30, 2001, there were 156 recordholders of the Common Stock.

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

     The following table sets forth the interest rate sensitivity of the Bank's net portfolio value as of June 30, 2001 (the most recent date for which information is available) in the event of 1%, 2% and 3% instantaneous and permanent increases and decreases in market interest rates, respectively. These changes are set forth below as basis points, where 100 basis points equals one percentage point.

                                   NET PORTFOLIO VALUE                          NPV AS % OF PORTFOLIO VALUE OF ASSETS
      CHANGE             ----------------------------------------               ------------------------------------
      IN RATES           $ AMOUNT        $ CHANGE       % CHANGE                NPV RATIO      BASIS POINT CHANGE
      --------           --------        --------       --------                ---------      --------------------
                                  (DOLLARS IN THOUSANDS)
      + 300 bp           $   10,298      $  (2,006)        (16)%                   8.35%                (126) bp
      + 200 bp               11,135         (1,169)         (9)%                   8.91%                 (70) bp
      + 100 bp               11,816           (488)         (4)%                   9.33%                 (28) bp
          0 bp               12,304                                                9.61%
     -  100 bp               12,462            158           1%                    9.65%                   4  bp
     -  200 bp               12,553            249           2%                    9.64%                   3  bp
     -  300 bp               12,646            342           3%                    9.63%                   2  bp

     The following table sets forth the interest rate risk capital component for the Bank at June 30, 2001 given a hypothetical 200 basis point rate change in market interest rates.

                                                                       AT
                                                                   JUNE 30, 2001
                                                                   -------------

Pre-shock NPV Ratio: NPV as % of Portfolio Value of Assets ..........   9.61%
Exposure Measure: Post-Shock NPV Ratio ..............................   8.91%
Sensitivity Measure: Change in NPV Ratio ............................   70 bp

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

     Middlesboro Federal originates both fixed- and adjustable-rate residential real estate loans as market conditions dictate. Prior to the 1980s, Middlesboro Federal, like virtually all savings associations, originated only fixed-rate loans and held them in portfolio until maturity. As a result of the problems caused by holding fixed-rate loans in a rapidly increasing interest-rate environment, changes in regulations to allow for variable-rate loans and consumer demand for such loans during periods of high interest rates, Middlesboro Federal began to transform its portfolio into loan products the interest rates of which adjust periodically. As a result, 66.6% of Middlesboro Federal's loan portfolio, as of June 30, 2001 consisted of adjustable or floating rate loans.

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

                                                                      YEAR ENDED JUNE  30,
                                               ------------------------------------------------------------------------
                                                            2001                                       2000
                                               ---------------------------------       --------------------------------
                                               AVERAGE                   AVERAGE       AVERAGE                  AVERAGE
                                               BALANCE      INTEREST      RATE         BALANCE       INTEREST     RATE
                                               --------     ---------    -------       -------       --------   -------
                                                                             (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Loans
    Consumer................................   $  9,605     $     968    10.08%        $  13,901     $ 1,390      10.00%
    Other...................................      8,868           762     8.59             9,874         796       8.06
    Mortgage................................     88,103         7,299     8.28            85,977       7,090       8.25
                                               --------     ---------                  ---------     -------
     Total loans............................    106,576         9,029     8.47           109,752       9,276       8.45
                                               --------     ---------                  ---------     -------
  Mortgage-backed securities................      2,041           114     5.59             3,028         183       6.04
  Investment securities.....................      3,449           335     9.71             3,966         247       6.23
  FHLB stock................................        982            70     7.13             1,369         119       8.69
                                               --------     ---------                  ---------     -------
  Total interest-earning assets.............    113,048         9,548     8.45           118,115       9,825       8.32
                                                            ---------                                -------
  Non-interest-earning assets...............     11,693                                   11,015
                                               --------                                ---------
     Total assets...........................   $124,741                                $ 129,130
                                               ========                                =========

INTEREST EXPENSE
  Savings deposits..........................   $  7,347     $     164     2.23         $   8,117     $   179       2.21
  Certificates of deposit...................     87,492         5,041     5.76            85,742       4,620       5.39
  Demand, NOW and money market..............     12,581           209     1.66            13,174         235       1.78
                                               --------     ---------                  ---------     -------
       Total deposits.......................    107,420         5,414     5.04           107,033       5,034       4.70
  Funds borrowed............................      7,893           709     8.98            12,911         825       6.39
                                               --------     ---------                  ---------     -------
Total interest-bearing liabilities..........    115,313         6,123     5.31           119,944       5,852       4.88
                                                            ---------                                -------
Other non-interest-bearing liabilities......        605                                      275
Total stockholders' equity..................      8,823                                    8,911
                                               --------                                ---------
     Total liabilities and stockholders'
       equity...............................   $ 124,741                                $129,130
                                               =========                                ========

Net interest income.........................                $   3,425                                $ 3,973
                                                            =========                                =======
Interest rate spread........................                              3.14%                                    3.44%
                                                                         =====                                    =====
Net yield on interest-earning assets........                              3.03%                                    3.36%
                                                                         =====                                    =====
Ratio of average interest-earning assets to
  average interest-bearing liabilities......      98.04%                                    98.48%
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

                                                                  YEAR ENDED JUNE 30,
                                         -------------------------------------------------------------------
                                           2001     VS.       2000               2000      VS.       1999
                                         -----------------------------        ------------------------------
                                                INCREASE (DECREASE)               INCREASE (DECREASE)
                                                     DUE TO                               DUE TO
                                         -----------------------------        ------------------------------
                                         RATE        VOLUME      TOTAL        RATE        VOLUME      TOTAL
                                         -----       ------      -----        ----        ------      ------
                                                                    (IN THOUSANDS)
Interest income:
  Loans:
    Consumer..........................  $     11    $   (433)  $   (422)    $    (49)   $   (621)   $   (670)
    Other.............................        52         (86)       (34)         (65)        395         330
    Mortgage..........................        26         183        209         (367)         24        (343)
  Mortgage-backed securities..........       (14)        (55)       (69)           8         (85)        (77)
  Investment securities...............       138         (50)        88          (27)         47          20
  FHLB stock..........................       (28)        (21)       (49)          22         (25)         (3)
                                        --------    --------   --------     --------    --------    --------
      Total interest income...........       185        (462)      (277)        (478)       (265)       (743)
                                        --------    --------   --------     --------    --------    --------
Interest expense:
  Savings deposits....................         2         (17)       (15)         (18)        (11)        (29)
  Certificates of deposit.............       317         104        421         (227)        125        (102)
  Demand, NOW and money market........       (16)        (10)       (26)          (5)         15          10
  Funds borrowed......................       334        (450)      (116)          94        (434)       (340)
                                        --------    --------   --------     --------    --------    --------
      Total interest expense..........       637        (373)       264         (156)       (305)       (461)
                                        --------    --------   --------     --------    --------    --------
Change in net interest income.........  $   (452)   $    (89)  $   (541)    $   (322)   $     40    $   (282)
                                        ========    ========   ========     ========-   ========    ========-

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND 2000

     The Company's total assets decreased by $2.5 million, or 1.95%, from $128.2 million at June 30, 2000 to $125.7 million at June 30, 2001. The decrease in assets was principally due to a decrease in the overall loan portfolio. Gross loans at June 30, 2001 totaled $99.9 million as compared to $111.3 million at June 30, 2000, with the $11.4 million or 10.24% decrease primarily attributable to decreases in the Bank's overall portfolio. Mortgage-backed securities, designated as available for sale, also declined by $1.5 million or 57.7% from $2.6 million at June 30, 2000 to $1.1 million at June 30, 2001. The decline in the balance of mortgage-backed securities classified as available-for-sale reflects principal repayments on these securities. These changes were decreases of $888,008, or 58.3%, in other real estate owned, $128,386, or 7.69% in property held for investment and $1,956,647, or 54.24%, in investment securities designated as available-for-sale. The increase in other real estate owned reflects an increase in loan collection efforts. The increase in investment securities was due to reinvestment of matured mortgage-backed securities.

     Total liabilities amounted to $117.2 million at June 30, 2001, down from $119.1 million at June 30, 2000. The $1.9 million decrease was attributable to repayments of advances from the FHLB. Total deposits were comparable year to year, increasing by only $2.2 million, or 2.14%, from $106.1 million at June 30, 2000 to $108.3 million at June 30, 2001.

     Total stockholders' equity decreased by $700,000 from $9.1 million at June 30, 2000 to $8.4 million at June 30, 2001. This decrease was due primarily to net loss for the year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

     NET INCOME. For the year ended June 30, 2001, the Company incurred a net loss of $878,000 as compared to net income of $477,000 for the fiscal year ended June 30, 2000. This represented a decrease of $1.4 million. The decrease was due to the combined effects of a $1.3 million, or 628.43%, increase in the provision for loan losses and a $548,000, or 13.80%, reduction in net interest income, partially offset by a $715,000 decrease in the provision for income taxes.

     NET INTEREST INCOME. Net interest income decreased by $548,000 from $4.0 million for the year ended June 30, 2000 to $3.4 million for the year ended June 30, 2001. The decrease was attributable to the combined effects of a decrease in interest income as a result of the decreased level of average interest-earning assets in fiscal year 2001 as compared to fiscal year 2000 and a decrease in the average yield on interest earning expenses and an increase in interest expense due to 43 basis point increase in the average rate paid on interest bearing liabilities. Average interest-earning assets amounted to $113.0 million for fiscal year 2001 as compared to $118.1 million for fiscal year 2000 for a decrease of $5.1 million. This decrease was attributable to reductions in both the Bank's loan portfolio and its mortgage-backed securities portfolio. During fiscal year 2001, the Bank's loan growth slowed substantially as compared to prior years primarily due to management's efforts to strengthen the portfolio by tightening underwriting standards and collection efforts as well as increased competition from secondary market originators.

     INTEREST INCOME. Interest income totaled $9.5 million for the year ended June 30, 2001, a decrease of $277,000, or 2.82%, from fiscal year 2000's level of $9.8 million. The decrease resulted primarily from a reduction in the average balance of consumer loans from $13.9 million in fiscal year 2000 to $9.6 million in fiscal year 2000. Interest income from consumer loans decreased by $422,000. Partially offsetting this decrease was an increase in interest income from mortgage loans of $209,000 from $7.1 million for the year ended June 30, 2000 to $7.3 million for the year ended June 30, 2001 due primarily to an increase in the average balance of the mortgage loan portfolio and, to a lesser extent, a three basis point increase in the average rate received on such loans. Also contributing to the decline in interest income was a $69,000 reduction in interest income from mortgage-backed securities reflecting a $987,000 reduction in the average balance of these securities during fiscal year 2001 as compared to fiscal year 2000 and a 45 basis point decrease in the average rate received year-to year.

     INTEREST EXPENSE. Total interest expense for fiscal year 2001 increased by $264,000 or 4.51% to $6.1 million as compared to $5.9 million in the prior fiscal year due to an increase in interest expense on certificates of deposit. Interest expense on deposits amounted to $5.4 million in fiscal year 2001, up from $5.0 million in fiscal year 2000 with the increase primarily attributable to increased interest expense on certificates of deposit due to the combined effects of an increase in the average balance of such deposits outstanding and in the average rate paid. In fiscal year 2001, the average balance of certificates of deposit outstanding amounted to $87.5 million, up from $85.7 million in fiscal year 2000 while the average rate paid on the Bank's certificates of deposit increased from 5.39% in fiscal year 2000 to 5.76% in fiscal year 2001. The increase in the average balance of certificates of deposit was primarily due to the payment of interest while the increase in the average rate paid reflects increased competition within the Bank's market area. Interest expense on short term borrowings declined by $116,000 from $825,000 in fiscal year 2000 to $709,000 in fiscal year 2001. This decrease was primarily attributable to a reduction in the average balance of such borrowings from $12.9 million for fiscal year 2000 to $8.0 million for fiscal year 2001.

     PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to bring the total allowance for loans losses to a level considered adequate by management to provide for loan losses based on prior loss experience, volume and type of lending conducted by the Bank, industry standards and past due loans in the Bank's loan portfolio. Management also considers general economic conditions and other factors related to the collectibility of the Bank's loan portfolio. The provision for loan losses increased by $1.3 million, or 628.43% from $206,000 for the year ended June 30, 2000 to $1.5 million for the year ended June 30, 2001. The increased provision was deemed necessary by the Bank due to the increase in nonperforming and classified loans. The allowance for loan losses as a percentage of gross loans at fiscal year end 2001 was 1.037% as compared to 0.93% at fiscal year end 2000.

     NONINTEREST INCOME. Noninterest income totaled $652,000 for the year ended June 30, 2001, a decrease of $184,000, or 22.01%, from $836,000 for the year ended June 30, 2000 due to the decreased level of loan originations during the 2001 period, a net loss on the sale of repossessed assets as well as a decline in gains from the sale of property. Due to the decreased level of loan originations during the period, loan fees and other service charges declined by $93,000, or 12.00%, to a total of $685,000 for the year ended June 30, 2001 as compared to $778,000 for the year ended June 30, 2000.

     NONINTEREST EXPENSE. Noninterest expense increased by $44,000 or 1.14%, from $3.8 million for the year ended June 30, 2000 to $3.9 million for the year ended June 30, 2001. Other noninterest expenses increased by $114,000 or 11.82% from $965,000 in fiscal year 2000 to $1.1 million in fiscal year 2001 due to increased legal and other expenses associated with the Company's negotiation and execution of an Agreement and Plan of Share Exchange with Commercial. Salaries and employee benefit expenses increased by $15,000, or 0.90%, from $1.7 million for fiscal year 2000 to $1.7 million for fiscal year 2001. Occupancy and equipment expense declined by $17,000, or 2.79% during fiscal year 2001 from $623,000 during fiscal year 2000 to $606,000 with the decrease due to decrease in depreciation expense.

     INCOME TAX EXPENSE. Income tax expense decreased by $715,000 from $286,000 for fiscal year 2000 to a net benefit of $429,000 for fiscal year 2001. The decrease in income tax expense is due directly to the decreased level of earnings during fiscal year 2001. The effective tax rates for fiscal years 2000 and 2001 were 34%. The variations in the effective tax rate are attributable to the composition of the income base, the amount of tax exempt income and timing differences related to the deferred compensation arrangements.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no business other than that of the Bank. The Company's assets consist almost entirely of its investments in the Bank. To fund any future dividend payments by the Company or to provide funds for activities at the Company level, the Company would be dependent upon dividends from the Bank. The Bank is subject to certain regulatory limitations with respect to the payment of dividends to the Company. At June 30, 2001, the Bank did not have any net income available for the payment of dividends by the Bank to the Company under these regulations. An application would be required to be filed and approved prior to the payment of any dividends.

     The Bank is required by OTS regulations to maintain minimum levels of specified liquid assets which are consistent with safe and sound operation. The Bank's average liquidity ratio was 15.22% at June 30, 2001.

     The Bank's principal sources of funds for investments and operations are net income, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $108.3 million and $106.1 million at June 30, 2001 and 2000, respectively.

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amounts due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $14.6 million and $1.6 million at June 30, 2001 and 2000, respectively. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     At June 30, 2001, Middlesboro Federal had $1.390 million in commitments to originate loans. At June 30, 2001, the Bank had $58.9 million in certificates of deposit which were scheduled to mature in one year or less. It is anticipated that the majority of these certificates will be renewed in the normal course of operations.

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

     ACCOUNTING FOR IMPAIRMENT OF LOANS. The Company's measurement of impaired loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 2001, $876,000 of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 2001. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

         Independent Auditor's Opinion.......................................38

         Consolidated Statements of Financial Condition
         as of June 30, 2001, 2000 and 1999..................................39

         Consolidated Statements of Income
         for the Years Ended June 30, 2001, 2000 and 1999....................40

         Consolidated Statements of Stockholders' Equity
         for the Years Ended June 30, 2001, 2000 and 1999....................42

         Consolidated Statements of Cash Flows
         for the Years Ended June 30, 2001, 2000 and 1999....................43

         Notes to the Consolidated Financial Statements......................45

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

August 16, 2001



To the Board of Directors and Stockholders
Cumberland Mountain Bancshares, Inc. and Subsidiaries
Middlesboro, Kentucky


We have audited the accompanying consolidated statements of financial condition of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 2001, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cumberland Mountain Bancshares, Inc. and Subsidiaries as of June 30, 2001, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 27 to the financial statements, certain errors regarding the Company's ESOP computations resulted in changes to the years ended June 30, 1998, 1999 and 2000. Accordingly, the 1999 and 2000 financial statements have been restated and an adjustment has been made to retained earnings as of June 30, 1998 to correct the errors.




/s/ Marr, Miller, Myers, PSC

Certified Public Accountants

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    June 30,

                                     ASSETS
                                     ------
                                                              2001           2000           1999
                                                              ----           ----           ----
Cash and cash equivalents                                $ 14,599,125   $  1,580,568   $  1,316,809
Other investments, at market value                            285,000        180,000        195,000
Investment securities, available for sale, at market
  value                                                     1,650,738      3,607,385      3,302,281
Mortgage-backed securities, available for sale, at
 market value                                               1,143,080      2,625,643      3,579,133
Loans, net of allowance for loan losses of $1,035,712,
 $1,031,805 and $1,575,761 at June 30, 2001, 2000
 and 1999,  respectively                                   98,829,057    109,610,362    111,612,055
Accrued interest receivable                                   743,795        809,289        934,094
Federal Home Loan Bank (FHLB) stock                           998,800        928,600      1,810,300
Other real estate owned                                       635,160      1,523,168        739,342
Premises and equipment, net                                 3,794,682      4,263,097      4,586,533
Property held for investment                                1,540,311      1,668,697      1,235,497
Other assets                                                1,509,762      1,377,858        788,682
                                                         ------------   ------------   ------------

                            TOTAL ASSETS                 $125,729,510   $128,174,667   $130,099,726
                                                         ============   ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                             2001              2000             1999
                                                             ----              ----             ----
LIABILITIES
    Deposits                                             $ 108,343,734    $ 106,077,913    $ 106,905,137
    Advances from FHLB                                       5,000,000       10,500,000       12,000,000
    Notes payable                                            2,892,738        1,444,083        1,641,333
    Accrued interest payable                                   249,928          192,357          136,689
    Other liabilities                                          758,477          799,096          667,245
                                                         -------------    -------------    -------------
        Total liabilities                                  117,244,877      119,013,449      121,350,404
                                                         -------------    -------------    -------------

OFF-BALANCE SHEET RISK, COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Common stock, .01 par value, 8,000,000 shares
      authorized, 679,620 shares issued and
      outstanding at June 30, 2001                               6,788            6,788            6,788
    Treasury stock, 5,200 shares outstanding at
      June 30, 1999, at cost                                        --               --          (87,750)
    Unearned MRP shares                                       (101,638)        (101,638)              --
    Unearned stock options                                    (328,668)        (328,668)        (240,918)
    Unearned ESOP shares                                      (591,855)        (690,497)        (789,139)
    Preferred stock, 2,000,000 shares authorized, none
      issued and outstanding                                        --               --               --
    Paid-in capital                                          5,550,307        5,536,771        5,571,900
    Retained earnings                                        4,010,240        4,888,540        4,411,771
    Net unrealized gain (loss) on available for sale
      securities, net of tax effect                            (60,541)        (150,078)        (123,330)
                                                         -------------    -------------    -------------
        Total stockholders' equity                           8,484,633        9,161,218        8,749,322
                                                         -------------    -------------    -------------

                        TOTAL LIABILITIES AND
                        STOCKHOLDERS' EQUITY             $ 125,729,510    $ 128,174,667    $ 130,099,726
                                                         =============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                        CONSOLIDATED STATEMENTS OF INCOME
                              Years Ended June 30,

                                                             2001            2000            1999
                                                             ----            ----            ----
INTEREST INCOME
    Loans                                               $  9,028,632    $  9,276,425    $  9,959,048
    Mortgage-backed securities                               113,846         183,016         260,314
    Investment securities and other interest-earning
      assets                                                 334,810         246,529         226,441
    FHLB stock                                                70,308         118,536         122,420
                                                        ------------    ------------    ------------
        Total interest income                              9,547,596       9,824,506      10,568,223

INTEREST EXPENSE                                           6,123,117       5,851,926       6,305,321
                                                        ------------    ------------    ------------

NET INTEREST INCOME                                        3,424,479       3,972,580       4,262,902

PROVISION FOR LOAN LOSSES                                  1,500,128         205,940       1,524,416
                                                        ------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                              1,924,351       3,766,640       2,738,486
                                                        ------------    ------------    ------------

NONINTEREST INCOME
    Loan fees and service charges                            685,039         778,456         788,696
    Net gain (loss) on sales of investment securities             --            (313)         18,338
    Net gain (loss) on sales of property                       4,313          61,325          34,633
    Net gain (loss) on sales of repossessed assets          (100,652)        (61,169)         19,001
    Other                                                     63,312          57,762          23,727
                                                        ------------    ------------    ------------
        Total noninterest income                             652,012         836,061         884,395
                                                        ------------    ------------    ------------

NET INTEREST AND OTHER INCOME                              2,576,363       4,602,701       3,622,881
                                                        ------------    ------------    ------------

NONINTEREST EXPENSE
    Salaries and employee benefits                         1,688,103       1,672,925       1,620,678
    Data processing                                          239,999         233,024         204,288
    SAIF deposit insurance premium                            51,935          74,700          90,083
    Occupancy and equipment                                  605,926         623,312         562,354
    Franchise and other taxes                                113,697         118,239         169,144
    Advertising                                              104,860         152,602         240,569
    Other                                                  1,079,354         965,333       1,163,357
                                                        ------------    ------------    ------------
        Total noninterest expense                          3,883,874       3,840,135       4,050,473
                                                        ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                              Years Ended June 30,

                                                                   2001          2000           1999
                                                                   ----          ----           ----
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES                                                 (1,307,511)       762,566       (427,592)

PROVISION FOR INCOME TAXES (BENEFIT)                             (429,211)       285,797       (141,017)
                                                              -----------    -----------    -----------

NET INCOME (LOSS)                                             $  (878,300)   $   476,769    $  (286,575)
                                                              ===========    ===========    ===========

COMPREHENSIVE INCOME (LOSS)
    Net income (loss)                                         $  (878,300)   $   476,769    $  (286,575)
    Unrealized gain (loss) on securities, net of tax effect        89,537        (26,748)       (43,263)
                                                              -----------    -----------    -----------
        TOTAL COMPREHENSIVE INCOME (LOSS)                     $  (788,763)   $   450,021    $  (329,838)
                                                              ===========    ===========    ===========
PER SHARE DATA
    Basic earnings (loss) per share                           $   (1.3127)   $     .7944    $    (.4858)
                                                              ===========    ===========    ===========
    Diluted earnings (loss) per share                         $   (1.1222)   $     .7458    $    (.4539)
                                                              ===========    ===========    ===========
    Weighted average common and common
      equivalent shares outstanding                               600,878        600,161        589,963
                                                              ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              Years Ended June 30,

                                                 Common                                             Unearned
                                                 Stock                  Treasury Stock             MRP Shares
                                          -------------------       ---------------------     --------------------
                                          Shares       Amount       Shares         Amount     Shares        Amount
                                          ------       ------       ------         ------     ------        ------
Balance, June 30, 1998, as restated       677,744    $   6,788      16,800    $(258,551)        --          $     --

For the year ended June 30, 1999:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                        --           --          --           --         --                --
    Net income (loss)                          --           --          --           --         --                --
    ESOP shares earned                         --           --          --           --         --                --
    Treasury stock sold                        --           --     (11,600)     170,801         --                --
                                          -------    ---------   ---------    ---------      -----          --------

Balance, June 30, 1999                    677,744        6,788       5,200      (87,750)        --                --

For the year ended June 30, 2000:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                        --           --          --           --         --                --
    Net income (loss)                          --           --          --           --         --                --
    ESOP shares earned                         --           --          --           --         --                --
    Treasury stock reserved for stock
      options                                  --           --      (5,200)      87,750         --                --
    Stock acquired reserved for MRP
      plan                                     --           --          --           --      8,305          (101,638)
    MRP shares issued                         938           --          --           --         --                --
                                          -------    ---------    --------       ------    -------          --------
Balance, June 30, 2000                    678,682        6,788          --           --      8,305          (101,638)

For the year ended June 30, 2001:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                        --           --          --           --         --                --
    Net income (loss)                          --           --          --           --         --                --
    ESOP shares earned                         --           --          --           --         --                --
    MRP shares issued                         938           --          --           --         --                --
                                          -------    ---------    --------       ------    -------         ---------
Balance, June 30, 2001                    679,620    $   6,788          --       $   --      8,305         $(101,638)
                                          =======    =========    ========    =========    =======         =========


                                             Unearned Stock               Unearned ESOP
                                                Options                      Shares
                                        -----------------------       ---------------------           Paid-In
                                        Shares          Amount        Shares         Amount           Capital
                                        ------          ------        ------         ------           -------
Balance, June 30, 1998, as restated     15,288         $(240,918)      74,924       $(887,781)        $5,600,821

For the year ended June 30, 1999:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                     --                --           --              --                 --
    Net income (loss)                       --                --           --              --                 --
    ESOP shares earned                      --                --       (8,325)         98,642            (47,387)
    Treasury stock sold                     --                --           --              --             18,466
                                        ------         ---------       ------       ---------         ----------

Balance, June 30, 1999                  15,288          (240,918)      66,599        (789,139)         5,571,900

For the year ended June 30, 2000:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                     --                --           --              --                 --
    Net income (loss)                       --                --           --              --                 --
    ESOP shares earned                      --                --       (8,325)         98,642            (35,129)
    Treasury stock reserved for stock
      options                            5,200           (87,750)          --              --                 --
    Stock acquired reserved for MRP
      plan                                  --                --           --              --                 --
    MRP shares issued                       --                --           --              --                 --
                                        ------         ---------       ------       ---------         ----------
Balance, June 30, 2000                  20,488          (328,668)      58,274        (690,497)         5,536,771

For the year ended June 30, 2001:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect
    Net income (loss)                       --                --           --              --                 --
    ESOP shares earned                      --                --           --              --                 --
    MRP shares issued                       --                --       (8,325)         98,642             13,536
                                        ------         ---------       ------       ---------         ----------
Balance, June 30, 2001                  20,488         $(328,668)      49,949       $(591,855)        $5,550,307
                                        ======         =========       ======       =========         ==========
                                                            Net
                                                         Unrealized
                                                        Gain (Loss)
                                                         On Available
                                         Retained         For Sale
                                         Earnings         Securities         Total
                                         --------         ----------         -----
Balance, June 30, 1998, as restated     $4,698,346        $ (80,067)     $8,838,638

For the year ended June 30, 1999:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                         --          (43,263)        (43,263)
    Net income (loss)                     (286,575)              --        (286,575)
    ESOP shares earned                          --               --          51,255
    Treasury stock sold                         --               --         189,267
                                        ----------        ---------      ----------

Balance, June 30, 1999                   4,411,771         (123,330)      8,749,322

For the year ended June 30, 2000:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect                         --          (26,748)        (26,748)
    Net income (loss)                      476,769               --         476,769
    ESOP shares earned                          --               --          63,513
    Treasury stock reserved for stock
      options                                   --               --              --
    Stock acquired reserved for MRP
      plan                                      --               --        (101,638)
    MRP shares issued                           --               --              --
                                        ----------        ---------      ----------
Balance, June 30, 2000                   4,888,540         (150,078)      9,161,218

For the year ended June 30, 2001:
    Net unrealized gain (loss) on
      available for sale securities,
      net of tax effect
    Net income (loss)                           --           89,537          89,537
    ESOP shares earned                    (878,300)              --        (878,300)
    MRP shares issued                           --               --         112,178
                                        ----------        ---------      ----------
Balance, June 30, 2001                  $4,010,240        $ (60,541)     $8,484,633
                                        ==========        =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years Ended June 30,

                                                                     2001           2000           1999
                                                                     ----           ----           ----
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                          $   (878,300)   $    476,769    $   (286,575)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation                                                446,197         426,527         344,156
        Amortization and accretion                                   10,622           8,647           8,925
        FHLB stock dividend                                         (70,308)       (118,536)       (122,200)
        Provision for loan losses                                 1,500,128         205,940       1,524,416
        (Gain) loss on sales of investment securities                    --             313         (18,338)
        (Gain) loss on sales of property held for investment         (4,313)        (61,325)        (34,633)
        (Gain) loss on sales of repossessed assets                  100,652          61,169         (23,727)
        Deferred income tax                                          29,983         137,225        (255,433)
        Changes in assets and liabilities:
           Accrued interest receivable                               65,494         124,805          51,151
           Other assets                                            (208,071)       (712,624)          4,370
           Accrued interest payable                                  57,571          55,668        (146,772)
           Other liabilities                                        (40,619)        131,851        (866,524)
                                                               ------------    ------------    ------------
               Net cash provided by (used in) operating
                activities                                        1,009,036         736,429         178,816
                                                               ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES
    Proceeds from redemption of capital stock-FHLB                      108       1,000,236              --
    Proceeds on maturities of investment securities               2,000,000              --       1,510,305
    Principal collected on mortgage-backed securities             1,505,729         950,897       1,969,315
    Proceeds on sales of other securities                                --         514,688         126,678
    Principal collected on investment securities called              58,520         148,002       1,546,668
    Purchase of investment securities                              (105,000)       (999,688)     (3,000,000)
    Net (increase) decrease  in loans                            10,068,533         950,758       4,261,559
    Purchases of equipment and improvements                         (25,776)        (84,682)     (1,715,994)
    Refund of deposit on equipment                                   71,380              --              --
    Proceeds from sales of property held for investment             179,018         227,774         538,732
    Purchase of property held for investment                        (69,705)       (618,058)     (1,119,980)
                                                               ------------    ------------    ------------
               Net cash provided by (used in) investing
                activities                                       13,682,807       2,089,927       4,117,283
                                                               ------------    ------------    ------------

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              Years Ended June 30,

                                                                   2001           2000            1999
                                                                   ----           ----            ----
CASH FLOW FROM FINANCING ACTIVITIES
    Borrowings from FHLB                                        11,000,000      24,000,000      16,000,000
    Repayments to FHLB                                         (16,500,000)    (25,500,000)    (30,000,000)
    Proceeds from other borrowings                               1,616,300              --       1,166,777
    Payments on other notes                                       (167,585)       (197,248)     (1,255,333)
    Net increase (decrease) in deposits                          2,265,821        (827,224)      9,204,285
    Proceeds from sale of treasury stock                                --              --         189,267
    ESOP shares earned                                             112,178          63,513          51,255
    Purchase of unearned MRP shares                                     --        (101,638)             --
                                                               -----------     -----------     -----------
        Net cash provided by (used in) financing activities     (1,673,286)     (2,562,597)     (4,643,749)
                                                              ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   13,018,557         263,759        (347,650)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     1,580,568       1,316,809       1,664,459
                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 14,599,125    $  1,580,568    $  1,316,809
                                                              ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash payments for:
        Interest                                              $  6,065,546    $  5,796,258    $  6,452,093
                                                              ============    ============    ============

        Income taxes                                          $         --    $         --    $    200,000
                                                              ============    ============    ============

Loans transferred to foreclosed real estate during the year   $    541,620    $  1,622,548    $    950,871
                                                              ============    ============    ============

Proceeds from sales of foreclosed real estate financed
  through loans                                               $  1,328,976    $    777,553    $    288,262
                                                              ============    ============    ============

Total increase (decrease) in unrealized gain (loss) on
  available for sale securities                               $    (89,537)   $     26,748    $     43,263
                                                              ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

     The accounting policies that affect the significant elements of the financial statements are summarized below:

     NATURE OF OPERATIONS: Cumberland Mountain Bancshares, Inc. (the Company) is
     --------------------
          a holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries Middlesboro Federal Bank, FSB (the Bank) and Home Mortgage Loan Corporation. The Company's primary source of income is from its banking subsidiary, which operates in Middlesboro, Kentucky with three branches located in Pineville and Cumberland, Kentucky and Fountain City, Tennessee. The Bank's primary source of revenue is derived from net interest income on loans and investments. The Bank operates under a Federal bank charter and provides full banking services. As a Federal Savings bank, the Bank is subject to regulation by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

     BASISOF CONSOLIDATION:  The consolidated  financial  statements include the
     ---------------------
          accounts of Cumberland Mountain Bancshares, Inc. and its wholly-owned subsidiaries Middlesboro Federal Bank, FSB and Home Mortgage Loan Corporation, after elimination of all material intercompany transactions and balances.

     USE  OF ESTIMATES:  The  preparation of financial  statements in conformity
     -----------------
          with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     CASH AND CASH EQUIVALENTS:  For purposes of reporting cash flows,  cash and
     -------------------------
          cash equivalents include cash and due from banks, interest bearing deposits having maturities of ninety days or less with other financial institutions, federal funds sold and money market mutual funds.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

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

     LOANS: Loans are stated at unpaid  principal  balances,  less the allowance
     -----
          for loan losses and net of deferred loan fees and unearned discounts.

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

          Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

     ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a
     -------------------------
          level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         -----------------------------------------------------

          loans and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

     ACCOUNTING FOR IMPAIRMENT OF LOANS:  The Company's  measurement of impaired
     ----------------------------------
          loans includes those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of June 30, 2001, $876,000 of loans were considered impaired by the Company and carried on a non-accrual basis. These loans were measured for impairment using the fair value of collateral or using the present value of the expected future cash flows discounted at the loan's effective rate. If, as a result of these measurements, any loans required valuation allowances, they were included within the overall allowance for loan losses at June 30, 2001. Residential mortgages and consumer loans and leases outside the scope of SFAS No. 114 are collectively evaluated for impairment.

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

     OTHERREAL  ESTATE  OWNED:  Other  real  estate  owned  ("OREO")  represents
     ------------------------
          property acquired through foreclosure proceedings held for sale and real estate held for investment. OREO is carried at its fair value, net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in OREO expense. Recoverable costs relating to the development and improvement of OREO are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. Management is of the opinion that such sales will result in net proceeds at least equal to present carrying values.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
        -----------------------------------------------------

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

     BASIC AND DILUTED EARNINGS  PER SHARE:  Basic  earnings per share of common
     -------------------------------------
          stock is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock, management recognition plan shares, ESOP shares and stock options outstanding and awarded during the period.

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

NOTE 2 - INVESTMENT SECURITIES

     The carrying value, unrealized gains (losses) and estimated market value of investment securities held to maturity and other investments are summarized as follows:

                                                     Gross       Gross     Estimated
                                        Amortized  Unrealized  Unrealized   Market
                                          Cost       Gains      Losses      Value
                                          ----       -----      ------      -----
June 30, 2001
-------------
    Powell Valley National Bank, Inc.   $180,000   $   --     $   --     $180,000
    Municipal bond                       105,000       --         --      105,000
                                        --------   --------   --------   --------
                                        $285,000   $   --     $   --     $285,000
                                        ========   ========   ========   ========
June 30, 2000
-------------
    Powell Valley National Bank, Inc.   $180,000   $   --     $   --     $180,000
                                        ========   ========   ========   ========

June 30, 1999
-------------
    Powell Valley National Bank, Inc.   $180,000   $   --     $   --     $180,000
    Intrieve Corporation                  15,000       --         --       15,000
                                        --------   --------   --------   --------
                                        $195,000   $   --     $   --     $195,000
                                        ========   ========   ========   ========

   The Company has the intent and ability to hold these securities to maturity.

   The carrying value, unrealized gains (losses) and estimated market value of investment securities available for sale are summarized as follows:

                                                                 Gross         Gross        Estimated
                                                 Amortized     Unrealized     Unrealized     Market
                                                   Cost          Gains         Losses        Value
                                                   ----          -----         ------        -----
June 30, 2001
-------------
    U.S. Treasury and government agencies      $   741,096   $     6,949    $    (1,365)   $   746,680
    Franklin U.S. Government Securities Fund     1,000,000          --          (95,942)       904,058
                                               -----------   -----------    -----------    -----------
                                               $ 1,741,096   $     6,949    $   (97,307)   $ 1,650,738
                                               ===========   ===========    ===========    ===========

June 30, 2000
-------------
    U.S. Treasury and government agencies      $ 2,801,023   $      --      $   (64,361)   $ 2,736,662
    Franklin U.S. Government Securities Fund     1,000,000          --         (129,277)       870,723
                                               -----------   -----------    -----------    -----------
                                               $ 3,801,023   $      --      $  (193,638)   $ 3,607,385
                                               ===========   ===========    ===========    ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                                                              Gross         Gross        Estimated
                                             Amortized      Unrealized    Unrealized      Market
                                               Cost           Gains         Losses        Value
                                               ----           -----         ------        -----
June 30, 1999
-------------
  U.S. Treasury and government agencies      $ 2,451,474   $       687    $   (31,270)   $ 2,420,891

  Franklin U.S. Government Securities Fund     1,000,000            --       (118,610)       881,390
                                             -----------   -----------    -----------    -----------
                                             $ 3,451,474   $       687    $  (149,880)   $ 3,302,281
                                             ===========   ===========    ===========    ===========

     The gross realized gains, losses and proceeds on sales of other securities and investment securities are as follows:

                                      2001              2000              1999
                                      ----              ----              ----
Proceeds                            $       --        $    514,688      $126,678
                                    ==========        ============      ========
Gross realized gains                $       --        $         --      $ 18,338
                                    ==========        ============      ========
Gross realized losses               $       --        $        313      $   --
                                    ==========        ============      ========

     The amortized cost and estimated market value of investment securities, by contractual maturity, are as follows:

                              June 30, 2001             June 30, 2000           June 30, 1999
                              -------------             -------------           -------------
                                       Estimated                Estimated                 Estimated
                         Amortized      Market      Amortized    Market      Amortized     Market
                           Cost         Value         Cost       Value         Cost        Value
                           ----         -----         ----       -----         ----        -----
Due in one year
  or less              $   77,660   $   77,660   $       --   $       --   $  500,125   $  500,812
Due after one year
  through five years           --           --    1,500,000    1,457,420    1,500,000    1,476,736
Due after five years
  through ten years       500,000      506,949      999,714      983,160           --           --
Due after ten years       163,436      162,071      301,309      296,082      451,349      443,343
                       ----------   ----------   ----------   ----------   ----------   ----------
                          741,096      746,680    2,801,023    2,736,662    2,451,474    2,420,891

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 2 - INVESTMENT SECURITIES (CONTINUED)
         --------------------------------

                         June 30, 2001            June 30, 2000              June 30, 1999
                         -------------            -------------              -------------
                                 Estimated                 Estimated                  Estimated
                    Amortized      Market     Amortized      Market     Amortized       Market
                       Cost        Value        Cost         Value        Cost          Value
                       ----        -----        ----         -----        ----          -----
Franklin U.S.
  Government
  Securities Fund    1,000,000      904,058    1,000,000      870,723    1,000,000      881,390
Other investments      285,000      285,000      180,000      180,000      195,000      195,000
                    ----------   ----------   ----------   ----------   ----------   ----------

Total investment
  securities        $2,026,096   $1,935,738   $3,981,023   $3,787,385   $3,646,474   $3,497,281
                    ==========   ==========   ==========   ==========   ==========   ==========

     There were no issues held at June 30, 2001, 2000 and 1999, that exceeded 10% of stockholders' equity.

NOTE 3 - MORTGAGE-BACKED SECURITIES
         --------------------------

     Mortgage-backed securities are summarized as follows:

                                                         Gross             Gross           Estimated
                                     Amortized        Unrealized        Unrealized           Market
                                        Cost             Gains            Losses             Value
                                        ----             -----            ------             -----
    June 30, 2001
    -------------
        GNMA                        $   302,024        $       --       $    (1,215)    $   300,809
        FNMA                            842,426                --              (155)        842,271
                                    -----------        ----------       -----------     -----------
           Total                    $ 1,144,450        $       --       $    (1,370)    $ 1,143,080
                                    ===========        ==========       ===========     ===========
    June 30, 2000
    -------------
        GNMA                        $   359,712        $       --       $    (8,513)    $   351,199
        FNMA                          2,026,860                --           (23,242)      2,003,618
        FHLMC                           272,824                --            (1,998)        270,826
                                    -----------        ----------       -----------     ------------
           Total                    $ 2,659,396        $       --       $   (33,753)    $ 2,625,643
                                    ===========        ==========       ===========     ===========
    June 30, 1999
    -------------
        GNMA                        $   428,563        $       --       $    (3,358)    $   425,205
        FNMA                          2,833,649             3,452           (34,619)      2,802,482
        FHLMC                           354,592                --            (3,146)        351,446
                                    -----------        ----------       -----------     -----------
           Total                    $ 3,616,804        $    3,452       $   (41,123)    $ 3,579,133
                                    ===========        ===========      ===========     ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 3 - MORTGAGE-BACKED SECURITIES (CONTINUED)
         -------------------------------------

     Mortgage-backed certificates represent participating interests in pools of long-term first mortgage loans. Expected maturities differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

     The proceeds, gross realized gains and losses on sales of mortgage-backed securities are as follows:

                                       2001          2000              1999
                                       ----          ----              ----
        Proceeds                    $      --     $       --        $       --
                                    ==========    ==========        ==========
        Gross realized gains        $      --             --                --
                                    ==========    ==========        ==========
        Gross realized losses       $      --             --                --
                                    ==========    ==========        ==========

     At June 30, 2001, mortgage-backed securities with an amortized cost of $3,800,000 and estimated market value of $3,798,630 were pledged to secure deposits.

NOTE 4 - LOANS
         -----

     Major classifications of loans are summarized as follows (dollars in thousands):

                                    2001         2000         1999
                                    ----         ----         ----
Mortgage loans:
   One-to-four family            $  65,592    $  68,479    $  64,825
   Multi-family                        805          879        2,350
   Commercial                       18,313       18,584       18,837
Construction:
   One-to-four family                  898        2,078        4,639
   Multi-family and commercial         551        1,397        1,832
Commercial                           6,737        7,752       10,536
Consumer                             7,034       12,168       12,418
                                 ---------    ---------    ---------
       Total loans                  99,930      111,337      115,437

Less:
   Unearned discounts
                                        (1)          (1)          (1)
   Allowance for loan losses        (1,036)      (1,032)      (1,576)
   Loans in process                    (64)        (694)      (2,248)
                                 ---------    ---------    ---------
       Net loans                 $  98,829    $ 109,610    $ 111,612
                                 =========    =========    =========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 4 - LOANS (CONTINUED)
         ----------------

     Activity in the allowance for loan losses is summarized as follows:

                               2001            2000           1999
                               ----            ----           ----
Balance, beginning of year   $ 1,031,805    $ 1,575,761    $   798,069
Provision for loan losses      1,500,128        205,940      1,524,416
Charge-offs                   (1,713,473)    (1,131,142)      (911,209)
Recoveries                       217,252        381,246        164,485
                             -----------    -----------    -----------
Balance, end of year         $ 1,035,712    $ 1,031,805    $ 1,575,761
                             ===========    ===========    ===========

     Non-accrual loans and their impact on interest income are as follows:

                                                            2001         2000         1999
                                                            ----         ----         ----

Non-accrual loans                                        $  876,000   $  791,955   $1,528,226
                                                         ==========   ==========   ==========

Impact on interest income:
   Interest income that would have been recorded on
   non-accrual loans in accordance with original terms   $   38,656   $   64,686   $  139,307
                                                         ==========   ==========   ==========

Interest income actually received and recorded during
 the period                                              $    9,847   $    7,295   $   41,349
                                                         ==========   ==========   ==========

     The maturities of all loans at June 30, 2001 which have predetermined or floating or adjustable rates follows (amounts in thousands):

        Predetermined Rate:
           1 month - 1 year                                   $       7,332
           1 year - 5 years                                           8,578
           Over 5 years                                              12,055
                                                              -------------
               Total                                          $      27,965
                                                              =============

        Floating or Adjustable Rates:
           1 month - 1 year                                   $       5,378
           1 year - 5 years                                          14,154
           Over 5 years                                              52,433
                                                              -------------
               Total                                          $      71,965
                                                              =============

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 4 - LOANS (CONTINUED)
         ----------------

     The Company is engaged principally in providing first mortgage loans and accepting deposits. Substantially all of the Company's mortgage loan portfolio at June 30, 2001, 2000 and 1999, represents loans to borrowers in Southeastern Kentucky and Northeastern Tennessee. The Company's policy is to make mortgage loans that generally do not exceed 80% of the appraised value of the underlying property. The Company's loans on nonresidential properties are collateralized by churches, hospitals and other business properties.

     The Company has a blanket pledge to the Federal Home Loan Bank of $7,500,000 of their first mortgages on one-to-four family residences to secure their borrowings.

     Loans made to officers and directors of the Company and their interests are presented below.

                                          Balance,                                                      Balance,
                                     Beginning of Year         New Loans           Repayments         End of Year
                                     -----------------         ---------           ----------         -----------
         2001                           $ 1,198,389        $      272,164      $      163,878      $   1,306,675
                                        ===========        ==============      ==============      =============


NOTE 5 - ACCRUED INTEREST RECEIVABLE
         ---------------------------

     Accrued interest receivable is comprised of the following:

                                              2001          2000           1999
                                              ----          ----           ----
Investment securities                       $ 25,791      $ 41,783      $ 44,007
Mortgage-backed securities                     6,424        14,179        18,388
Loans                                        711,580       753,327       871,699
                                            --------      --------      --------
   Total                                    $743,795      $809,289      $934,094
                                            ========      ========      ========

NOTE 6 - OTHER REAL ESTATE OWNED
         -----------------------

     Federal banking regulations require the Company to dispose of all OREO acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. Failure to receive additional extensions could result in losses on OREO.

     Loans converted to OREO through foreclosure proceedings totaled $541,620, $1,622,548 and $950,871 for the years ended June 30, 2001, 2000 and 1999, respectively. Sales of OREO that were financed by the Company totaled $1,328,976, $777,553 and $288,262 for the years ended June 30, 2001, 2000 and
1999, respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 7 - PREMISES AND EQUIPMENT
         ----------------------

     Premises and equipment is comprised of the following:

                                             2001          2000          1999
                                             ----          ----          ----
Land                                      $  297,870    $  297,870    $  297,870
Office buildings and improvements          3,224,609     3,224,609     3,221,754
Furniture, fixtures and equipment          2,201,850     2,337,936     2,256,109
                                          ----------    ----------    ----------
   Total premises and equipment            5,724,329     5,860,415     5,775,733
Less accumulated depreciation              1,929,647     1,597,318     1,189,200
                                          ----------    ----------    ----------
   Net premises and equipment             $3,794,682    $4,263,097    $4,586,533
                                          ==========    ==========    ==========

NOTE 8 - PROPERTY HELD FOR INVESTMENT
         ----------------------------

     Home Mortgage Loan Corporation, an operating subsidiary of the Company, has acquired and developed property that is to be used for commercial rental property and other properties for future development and/or resale. The value of these properties at June 30, 2001 and 2000 and 1999 was $1,540,311, $1,668,697
and $1,235,497, respectively.

NOTE 9 - DEPOSITS
         --------

     Deposits are summarized as follows:

                                                          Weighted Average
                                                              Rate           Amount        Percent
                                                          ----------------   ------        -------
   June 30, 2001
   -------------
        Balance by interest rate:
        Transaction accounts:
          Demand and NOW checking (including
            non-interest bearing deposits of $2,417,944)         1.785%   $   11,941,895    11.02
          Savings                                                2.246%        7,746,946     7.15
          Money market                                           3.343%          567,162      .52
                                                                          --------------   ------
              Total transaction accounts                                      20,256,003    18.69
                                                                          --------------   ------

        Certificates of deposit accounts:
          1.00% - 3.00%                                                          126,568      .12
          3.01% - 5.00%                                                        9,109,915     8.41
          5.01% - 7.00%                                                       78,851,248    72.78
                                                                          --------------   ------
              Total certificates of deposit accounts                          88,087,731    81.31
                                                                          --------------   ------
              Total                                                         $108,343,734   100.00
                                                                          ==============   ======

Weighted average annual interest rate on total deposits                                      3.18
                                                                                           ======

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 9 - DEPOSITS (CONTINUED)
         -------------------

                                                                  Weighted Average
                                                                        Rate         Amount         Percent
                                                                        ----         ------         -------
June 30, 2000
-------------
   Balance by interest rate:
       Transaction accounts:
          Demand and NOW checking (including
            non-interest bearing deposits of $2,306,445)                 1.66%     $ 11,800,344      11.12
          Savings                                                        2.25%        7,653,993       7.22
          Money market                                                   3.11%          589,779        .56
                                                                                   ------------     ------
              Total transaction accounts                                             20,044,116      18.90
                                                                                   ------------     ------

       Certificates of deposit accounts:
          1.00% - 3.00%                                                                 155,375        .14
          3.01% - 5.00%                                                               5,676,249       5.35
          5.01% - 7.00%                                                              80,202,173      75.61
                                                                                   ------------     ------
              Total certificates of deposit accounts                                 86,033,797      81.10
                                                                                   ------------     ------
              Total                                                                $106,077,913     100.00
                                                                                   ============     ======

       Weighted average annual interest rate on total deposits                                        3.19
                                                                                                     =====
June 30, 1999
-------------
   Balance by interest rate:
       Transaction accounts:
          Demand and NOW checking (including
            non-interest bearing deposits of $2,301,668)                 1.64%     $ 11,246,158      10.52
          Savings                                                        2.22%        8,838,394       8.27
          Money market                                                   3.73%        1,173,133       1.09
                                                                                   ------------     ------
              Total transaction accounts                                             21,257,685      19.88
                                                                                   ------------     ------

       Certificates of deposit accounts:
          3.01% - 5.00%                                                              19,247,838      18.00
          5.01% - 7.00%                                                              66,399,614      62.12
                                                                                 --------------     ------
              Total certificates of deposit accounts                                 85,647,452      80.12
                                                                                 --------------     ------
              Total                                                                $106,905,137     100.00
                                                                                 ==============     ======

               Weighted average annual interest rate on total deposits                                4.82
                                                                                                    ======

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 9 - DEPOSITS (CONTINUED)
         -------------------

     Remaining contractual maturity of certificates of deposit accounts are as follows:

                                           2001                      2000                        1999
                                           ----                      ----                        ----
        Under one year               $ 58,861,536      66.82%    $ 59,827,081      69.54%    $ 62,729,691   73.24%
        One to three years             24,597,807      27.92       22,882,687      26.60       19,363,440   22.61
        Three to five years             4,628,388       5.26        3,324,029       3.86        3,532,732    4.12
        Five to ten years                      --        .00               --        .00           21,589     .03
        Ten to twenty years                    --        .00               --        .00               --     .00
                                     ------------     ------     ------------     ------     ------------  ------
           Total                     $ 88,087,731     100.00%    $ 86,033,797     100.00%    $ 85,647,452  100.00%
                                     ============     ======     ============     ======     ============  ======

     The  aggregate  amount  of jumbo  certificates  of  deposit  with a minimum
denomination  of  $100,000  was  approximately   $29,068,841,   $27,850,247  and
$29,381,472 at June 30, 2001, 2000 and 1999, respectively.

     Interest expense on deposits consists of the following:

                                                          2001                2000                1999
                                                          ----                ----                ----
        NOW checking and money market                $    208,494         $   234,898        $    224,872
        Savings                                           164,374             179,430             208,343
        Certificates of deposit                         5,040,946           4,619,844           4,722,200
                                                     ------------         -----------         -----------
           Total                                     $  5,413,814         $ 5,034,172         $ 5,155,415
                                                     ============         ===========         ===========

     The Bank held related party deposits of approximately $725,000 at June 30, 2001.

NOTE 10 - ADVANCES FROM FHLB
          ------------------

     At June 30, 2001, 2000 and 1999, the Bank has outstanding advances from the Federal Home Loan Bank of $5,000,000, $10,500,000 and $12,000,000, respectively. Five million dollars of advances, at June 30, 2001, bear interest at a rate of 6.08% and mature March, 2003.

NOTE 11 - NOTES PAYABLE
          -------------

     Notes payable at June 30, are as follows:

                                                                           2001        2000         1999
                                                                           ----        ----         ----
        Powell Valley National Bank note; dated May, 1997;
          secured by ESOP shares; due in annual payments of
          $54,362 plus interest at two points over prime rate,
          currently 8.0%; due May, 2007                                   $326,172     $380,534      $434,896

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 11 - NOTES PAYABLE (CONTINUED)
          ------------------------

                                                                  2001         2000        1999
                                                                  ----         ----        ----
Powell Valley National Bank note; dated June, 1997;
 secured by ESOP shares; due in annual payments of
 $17,097 plus interest at two points over prime rate,
 currently 8.0%; due June, 2007                                 102,584      119,681      136,779
Powell Valley National Bank note; dated June, 1999;
 secured by real estate; due in quarterly payments of
 $29,868 plus interest at one point over prime rate,
 currently 7.0%; due December, 2007                             790,924      880,528    1,000,000
Individual note; dated January, 1999; secured by real
 estate; due in annual payments of $9,800 including
 interest at 5%; due January, 2008                               56,758       63,340       69,658
Commercial Bank note, dated December, 2000; secured by
 100,000 shares of Middlesboro Federal Bank, FSB stock
 due December, 2001                                           1,616,300           --           --
                                                             ----------   ----------   ----------
                                                             $2,892,738   $1,444,083   $1,641,333
                                                             ==========   ==========   ==========

     Maturities on the notes payable are as follows:

                                 Year             Amount
                                 ----             ------
                                 2002         $ 1,884,065
                                 2003             198,245
                                 2004             198,611
                                 2005             198,994
                                 2006             199,397
                              Thereafter          213,426
                                              -----------
                                              $ 2,892,738
                                              ===========
NOTE 12 - FEDERAL INCOME TAXES
          --------------------

     Income taxes are comprised of the following:

                                                     2001              2000              1999
                                                     ----              ----              ----
        Current provision                       $  (444,554)     $   148,572       $   114,416
        Deferred benefit                             15,343          137,225          (255,433)
                                                -----------      -----------       -----------
                                                $  (429,211)     $   285,797       $  (141,017)
                                                ===========      ===========       ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 12 - FEDERAL INCOME TAXES (CONTINUED)
          -------------------------------

    Deferred tax assets and liabilities were comprised of the following:

                                                         2001        2000         1999
                                                         ----        ----         ----
Tax bases over financial bases for loans (loan loss
 reserve and discounts)                               $ 223,172    $ 221,844    $ 341,387
Deferred compensation                                    72,741       74,044       83,471
Retirement plans                                        106,711       34,279       96,241
Depreciation                                           (133,956)    (121,653)    (101,964)
Unrealized gains (losses) on securities                  31,188       77,313       63,534
ESOP/MRP plan                                             6,493       16,630       23,236
                                                      ---------    ---------    ---------
   Net deferred tax asset                             $ 306,349    $ 302,457    $ 505,905
                                                      =========    =========    =========

     The Company's effective tax rate varies from the statutory rate of thirty-four percent. The reasons for this difference are as follows:

                                       2001         2000        1999
                                       ----         ----        ----
Computed "expected" tax provision   $(444,554)   $ 148,572    $ 114,416
Increase (reduction) of taxes:
 Tax-exempt income                    (23,917)      40,302       41,678
 Allowance for loan losses              1,328      119,543     (229,434)
 Retirement plans                      15,879      (18,037)      (9,579)
 Deferred compensation                  4,216        6,606      (17,680)
 Depreciation                           5,438       19,689        5,653
 ESOP/MRP plan                          4,602      (28,938)     (44,369)
 Other                                  7,797       (1,940)      (1,702)
                                    ---------    ---------    ---------
      Total                         $(429,211)   $ 285,797    $(141,017)
                                    =========    =========    =========

NOTE 13 - DIRECTORS' RETIREMENT PLAN
          --------------------------

     The Bank has adopted the Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Directors (the "Directors' Plan") pursuant to which directors of the Bank are entitled to receive, upon retirement, sixty monthly payments in the amount of seventy-five percent of the average monthly fees that the respective director received for service on the Board during the twelve-month period preceding termination of service on the Board, subject to a twenty year vesting schedule. In connection with the adoption of the Directors' Plan, the Bank incurred an expense of $4,966, $46,157 and $16,565 for the years ended June 30, 2001, 2000, and 1999, respectively. The liability accrued under this plan was $170,660, $196,460 and $185,175 at June 30, 2001, 2000, and 1999,
respectively. The related deferred tax asset was $58,024, $66,796 and $62,959 at June 30, 2001, 2000, and 1999, respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


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

     In the event of (i) the Employee's involuntary termination of employment other than for just cause during the period beginning six months before a Change in Control (as defined) and ending on the later of the first anniversary of the Change in Control or the expiration date of the Employment Agreement (the "Protected Period"), (ii) the Employee's voluntary termination within ninety days of the occurrence of certain specified events occurring during the Protected Period which have not been consented to by the Employee, or (iii) the Employee's voluntary termination of employment for any reason within the thirty-day period beginning on the date of the Change in Control, the Employee will be paid within ten days of such termination (or the date of the Change in Control, whichever is later) an amount equal to the difference between (i) 2.99 times his "base amount," as defined in Section 28OG(b)(3) of the Code, and (ii) the sum of any other parachute payments, as

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 14 - EMPLOYMENT AGREEMENT (CONTINUED)
          -------------------------------

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

     At June 30, 2001, 2000 and 1999, the accrual for the estimated benefits payable under this agreement was $181,391, $139,655 and $97,889, respectively.

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

     A mathematical formula set forth in the Incentive Compensation Plan, and summarized below, determines the amount of each participant's annual cash bonuses ("bonuses"). Nevertheless, the Committee may in its discretion determine, by resolution adopted before the first day of any plan year, to change the employees participating in the Incentive Compensation Plan, and the formula for calculating the bonuses. Absent such action, for each plan year in which the Incentive Compensation Plan is in effect, the bonus pool will equal $35,000 times the return-on-average assets ("ROAA") times the Safety and Soundness Factor ("SSF") (which takes into account the Bank's nonperforming assets ("NPA") and its CAMEL ratings). ROAA will be calculated each year on a consolidated financial basis on a pre-dividend, pre-provision for loan loss and pre-plan payment basis. ROAA factor will equal the square of the ratio of (i) the Bank's return on average assets for the

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 15 - INCENTIVE COMPENSATION PLAN (CONTINUED)
          --------------------------------------

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

     The Incentive Compensation Plan has an indefinite term, and the Bank has the right at any time to terminate or amend the Incentive Compensation Plan for any reason; provided, that no amendment or termination shall, without the consent of a participant or, if applicable, the participant's beneficiary, adversely affect such participant's or beneficiary's rights with respect to benefits accrued as of the date of such amendment or termination. The bonus accrued was $0, $14,978 and $9,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 16 - DEFERRED COMPENSATION
          ---------------------

     The Bank has an unfunded deferred compensation agreement with a former officer that provides additional benefits upon retirement. The plan specifies a benefit of $1,000 per month for fifteen years from the date of his retirement, which was December 31, 1993. If he does not live to receive all of his deferred compensation, the unpaid balance at the time of his death shall be forfeited. He is required to perform various future services under this agreement for the fifteen year term. A life insurance policy has been purchased on his life to reimburse the Bank for the net cost of the deferred compensation. The amount expensed under this agreement at June 30, 2001, 2000 and 1999, was $12,000.

     The Company specified an annual salary of $52,000 for Mr. Roy Shoffner. He has elected to defer partially this annual salary. At June 30, 2001, 2000 and 1999, $83,000, $81,000 and $104,000, respectively, has been accrued under this contract and this liability and the related deferred tax asset of $28,220, $27,540 and $35,360, respectively, are recognized in these financial statements.

     In connection with a deferred compensation agreement between the Bank and another former officer, provision has been made for the future compensation which is payable over the next twenty years. At June 30, 2001, 2000 and 1999, $130,943, $136,777 and $141,505, respectively, has been accrued under this contract and this liability and the related deferred tax asset of $44,521, $46,504 and $48,111, respectively, are recognized in the financial statements. The Bank is the owner and beneficiary of a life insurance policy aggregating $200,000 on the life of this employee. The policy had an aggregate cash surrender value of $27,884, $21,480 and $14,807 at June 30, 2001, 2000 and 1999,
respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 17 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES
          -----------------------------------------------------

     CONCENTRATION OF CREDIT RISK: The Company's core customer loan  origination
     ----------------------------
          base is located in Southeastern Kentucky and Northeastern Tennessee. At June 30, 2001, approximately eight-five percent of the Company's loan portfolio was secured by real estate. Mortgage loans secured by one to four family properties comprised approximately sixty-six percent of total mortgage loans at June 30, 2001.

     OFF-BALANCE- SHEET ITEMS:  The Company  enters into  financial  instruments
     -----------------------
          with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk that are not recognized in the accompanying consolidated balance sheets.

          The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. The
          Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

          A summary of financial instruments with off-balance-sheet risk at June 30, is as follows (in thousands):

                                                                  2001                2000              1999
                                                                  ----                ----              ----
           Commitments to extend credit                        $   300             $   499            $   482
           Unfunded lines of credit                                975               1,542              1,798
           Commercial and standby letters of credit                115                  90                191
                                                               -------             -------            -------
               Total                                           $ 1,390             $ 2,131            $ 2,471
                                                               =======             =======            =======

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 17 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          ----------------------------------------------------------------

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

     DIVIDENDS:  Regulations  limit the amount of dividends  the Bank can pay in
     ---------
          any given year to that year's net income plus retained net income from the two preceding years. Additionally, the Bank and the Company cannot pay dividends which would cause either to be undercapitalized as defined by federal regulations.

     COMMITMENTS:  The Company has entered  into three  noncancelable  operating
     -----------
          leases for branch banking locations. At June 30, 2001, minimum rental commitments based on the remaining noncancelable lease terms were as follows:

                              Year                    Amount
                              ----                    ------
                              2002                $   81,420
                              2003                    73,020
                              2004                    73,020
                              2005                    73,020
                              2006                    64,340
                           Thereafter                440,000
                                                  ----------
                                                  $  804,820
                                                  ==========

          Total rent expense for the years ended June 30, 2001, 2000 and 1999 was $90,897, $91,126 and $89,820, respectively.

     INDEMNIFICATION  AGREEMENTS:  The Bank and the Company  have  entered  into
     ---------------------------
          Indemnification Agreements (the "Indemnification Agreements") with all of the Bank's and the Company's directors. The Indemnification Agreements provide for retroactive as well as prospective indemnification to the fullest extent permitted by law against any and all expenses (including attorneys' fees and all other costs and obligations), judgements, fines, penalties and amounts paid in settlement in connection with any claim or proceeding arising out of the indemnitee's service as a director. The Indemnification Agreements also provide for the prompt advancement of expenses to the director in connection with investigating, defending or being a witness or participating in any proceeding. The Indemnification Agreements further provide a mechanism through which the director may seek court relief in the event the Company's or the Bank's Board of Directors (or other person appointed by such Board) determines that the director would not be permitted to be indemnified under applicable law. The Indemnification Agreements impose on the Bank and the Company the burden of proving that the director is not entitled to indemnification in any

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 17 - OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES (CONTINUED)
          ----------------------------------------------------------------

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

     CONTINGENCIES: Home Mortgage Loan Corporation, a subsidiary of the Company,
     -------------
          has guaranteed a note for Allan Edwards, a developer. The balance of the loan at June 30, 2001 was $529,338.

          The Bank is involved in negotiation with their insurance company regarding loans purchased from an outside lender which was found to be uncollectible due to fraud on the part of one of the outside lender's employees. The amount due to the Bank of $668,254, which was the remaining principal amount of the mortgages which were found to be paid in full, is reflected in other assets. A reserve of $218,000 has been made against the receivable to reflect the estimated recovery.

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

     A committee of not less than two members of the Board who are the nonemployee directors administer the trust and make awards. The assets of the Plan are held in a trust which is administered by trustees designated by the Board. Under terms of the plan, the MRP trust may purchase, in the aggregate, up to a maximum of 17,589 shares of common stock. Such shares may be newly issued shares, shares held in the treasury, or shares held in a grantor trust. As of August 27, 1998, awards covering 7,036 shares of common stock were granted. One-third of these plan shares will be vested upon their award, one-third of the shares will vest when the participant completes one year of service following the award date and the remaining one-third shares will vest when the participant completes two years of service following the initial award date.

     Participants will recognize compensation income when their interest vests. Generally, the Company may claim a compensation expense deduction at the same time and same amount as a participant recognizes compensation income. As of June 30, 2001, 1,876 shares have been issued under this plan.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 19 - STOCK OPTION AND INCENTIVE PLANS
          --------------------------------

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

     Options  may be either  incentive  stock  options  ("ISOs")  as  defined in
Section 422 of the Code, or options that are not ISOs ("Non-ISOs"). Under the Plan, the aggregate fair market value of the common stock for which an employee may be granted ISOs which become first exercisable in any calendar year may not exceed $100,000. An optionee may purchase common stock through exercising an option and paying the exercise price associated therewith. Only common stock is subject to purchase upon exercise of the options. On the effective date, options covering 32,980 shares of the common stock were granted under the Plan pursuant to

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 19 - STOCK OPTION AND INCENTIVE PLANS (CONTINUED)
          -------------------------------------------

a Plan provision for automatic grants on that date. When one of the directors retired, 2,199 options expired leaving only 30,781 options outstanding at June 30, 2001 with an exercise price of $16.00.

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

     The Company has 16,065 shares under option outstanding from a 1993 stock option plan. The exercise price ranges from $7.50 to $8.76 per share.

NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

     The Company sponsors a leveraged employee stock ownership plan (ESOP) that covers all employees who work forty or more hours per week. The Company makes annual contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. All dividends received by the ESOP are used to pay debt service. The ESOP shares initially are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year. The debt of the ESOP is recorded as debt and the shares pledged as collateral are deducted from stockholders' equity as unearned ESOP shares in the accompanying consolidated statements of financial condition.

     As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earning-per-share (EPS) computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. The ESOP compensation expense for the years ended June 30, 2001, 2000 and 1999 was $112,178, $52,031 and $69,722, respectively.

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 20 - EMPLOYEE STOCK OWNERSHIP PLAN (CONTINUED)
          ----------------------------------------

    Shares of the Company held by the ESOP at June 30 are as follows:

                                                                                     2001          2000            1999
                                                                                     ----          ----            ----
        Allocated shares                                                               8,325         8,325         12,925
                                                                                    ========   ===========       ========

        Shares released for allocation                                                 8,325         8,325          8,325
                                                                                    ========   ===========       =========

        Unreleased (unearned) shares                                                  49,949        58,274         66,599
                                                                                    ========    ==========       ========

        Fair value of unreleased (unearned) shares                                  $699,286      $364,213       $557,767
                                                                                    ========      ========       ========

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

     As of June 30, 2001, 2000 and 1999, the Company was considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios of the Company as of June 30, and the applicable regulatory minimums (in thousands):

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 21 - REGULATORY CAPITAL REQUIREMENT (CONTINUED)
          -----------------------------------------

                                        2001              2000              1999
                                        ----              ----              ----
                                   Amount   Ratio   Amount    Ratio   Amount    Ratio
                                   ------   -----   ------    -----   ------    -----
Tangible Capital Requirement:
   Actual                         $ 8,545    6.79   $ 9,311    7.26   $ 8,872    6.82
   Minimum required                 1,887    1.50     1,925    1.50     1,943    1.50
                                  -------   -----   -------   -----   -------   -----
   Excess over minimum            $ 6,658    5.29   $ 7,386    5.76   $ 6,929    5.32
                                  =======   =====   =======   =====   =======   =====

Core Capital Requirement:
   Actual                         $ 8,545    6.79   $ 9,311    7.26   $ 8,872    6.82
   Minimum required                 5,031    4.00     5,132    4.00     5,184    4.00
                                  -------   -----   -------   -----   -------   -----
   Excess over minimum            $ 3,514    2.79   $ 4,179    3.26   $ 3,688    2.82
                                  =======   =====   =======   =====   =======   =====

Risk-Based Capital Requirement:
   Actual                         $ 9,581   11.61   $10,343   11.42   $10,052   10.65
   Minimum required                 6,605    8.00     7,210    8.00     7,521    8.00
                                  -------   -----   -------   -----   -------   -----
   Excess over minimum            $ 2,976    3.61   $ 3,133    3.42   $ 2,531    2.65
                                  =======   =====   =======   =====   =======   =====

NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS
          -----------------------------------

     Condensed financial statements of the Company (Cumberland Mountain Bancshares, Inc.) are presented below. Amounts shown as investment in the wholly-owned subsidiaries and equity in earnings of the subsidiaries are eliminated in consolidation.

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------
                                     ASSETS
                                     ------
                                              2001          2000           1999
                                              ----          ----           ----
Cash                                      $     6,331   $       420   $     4,599
Investment in wholly-owned subsidiaries    11,263,808    10,535,868    10,416,268
Deferred tax                                   21,727        44,170        58,596
Refundable income tax                         287,906       117,256            --
                                          -----------   -----------   -----------
    TOTAL ASSETS                          $11,579,772   $10,697,714   $10,479,463
                                          ===========   ===========   ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          ----------------------------------------------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                   ------------------------------------
                                                                                   2001          2000             1999
                                                                                   ----          ----             ----
Accounts payable and accrued expenses                                        $    259,159    $    155,752    $    158,466
Notes payable                                                                   2,835,980       1,380,744       1,571,675
                                                                             ------------    ------------    ------------
    Total liabilities                                                           3,095,139       1,536,496       1,730,141
                                                                             ------------    ------------    ------------

Common stock                                                                        6,788           6,788           6,788
Treasury stock                                                                         --              --         (87,750)
Unearned MRP shares                                                              (101,638)       (101,638)             --
Unearned stock options                                                           (328,668)       (328,668)       (240,918)
Unearned ESOP shares                                                             (591,855)       (690,497)       (789,139)
Paid-in capital                                                                 5,550,307       5,536,771       5,571,900
Retained earnings                                                               4,010,240       4,888,540       4,411,771
Net unrealized gains (losses) on available
   for sale securities, net of tax effect                                         (60,541)       (150,078)       (123,330)
                                                                             ------------    ------------    ------------
    Total stockholders' equity                                                  8,484,633       9,161,218       8,749,322
                                                                             ------------    ------------    ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 11,579,772    $ 10,697,714    $ 10,479,463
                                                                             ============    ============    ============

                              STATEMENTS OF INCOME
                              --------------------

INCOME (EXPENSE)
    Investment income                                                        $          1    $         13    $        375
    Gain (loss) on sale of investment securities                                       --              --          18,338
    Equity in undistributed net income (loss) of subsidiaries                    (524,595)        619,350         (55,767)
    Other income                                                                       --         117,256              --
    Interest expense                                                             (236,036)       (132,054)       (128,994)
    Compensation                                                                 (193,172)       (104,531)        (81,484)
    Miscellaneous expenses                                                        (72,705)         (8,839)        (56,132)
    Income tax (expense) benefit                                                  148,207         (14,426)         17,089
                                                                             ------------    ------------    ------------
        Net income (loss)                                                    $   (878,300)   $    476,769    $   (286,575)
                                                                             ============    ============    ============

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 22 - PARENT COMPANY FINANCIAL STATEMENTS (CONTINUED)
          ----------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                      2001         2000           1999
                                                                      ----         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                            $  (878,300)   $   476,769    $  (286,575)
    Reconciliation of net income to net cash provided by
      operating activities:
        Equity in undistributed net income of subsidiary             524,595       (619,350)        55,767
        Gain (loss) on sale of investment securities                      --             --        (18,338)
        (Increase) decrease in deferred tax                           22,443         14,426        (17,089)
        (Increase) decrease in refundable income tax                (170,650)      (117,256)            --
        Increase (decrease) in accounts payable and accrued
         expenses                                                    103,407         (2,714)      (564,909)
                                                                 -----------    -----------    -----------
           Net cash provided by (used in) operating activities      (398,505)      (248,125)      (831,144)
                                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sales of investment securities                                        --             --        145,144
                                                                 -----------    -----------    -----------
           Net cash provided by (used in) investing activities            --             --        145,144
                                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends received (paid) subsidiary                          (1,163,000)       473,000        125,000
    Payments on borrowings                                          (161,062)      (190,929)       (68,894)
    Proceeds from borrowing                                        1,616,300             --             --
    Proceeds from sale of treasury stock                                  --             --        189,267
    ESOP shares earned                                               112,178         63,513         51,255
    Purchase of shares for MRP plan                                       --       (101,638)            --
                                                                 -----------    -----------    -----------
        Net cash provided by (used in) financing activities          404,416        243,946        296,628
                                                                 -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          5,911         (4,179)      (389,372)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             420          4,599        393,971
                                                                 -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $     6,331    $       420    $     4,599
                                                                 ===========    ===========    ===========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 23 - EMPLOYEE BENEFIT PLANS
          ----------------------

     On July 1, 1995, a 401(K) plan was adopted covering substantially all employees. Each employee of the Bank automatically becomes eligible to participate in the plan on the July 1 immediately following the date on which such employee attains the age of eighteen and completes one year of service.

     Employees' before-tax contributions are limited based on restrictions established by the Internal Revenue Service. In each plan year, the Bank will make matching contributions to each account equal to twenty-five percent of the employees' elective contributions. Employees are one hundred percent vested at all times in their contributions and regular matching contributions. In addition, the 401(K) arrangement plan permits the Bank to contribute a discretionary amount to all of the participants for any plan year, and those contributions will be allocated among the participants based upon their respective shares of the total compensation paid during the plan year to all participants eligible. The Bank's contributions for the years ended June 30, 2001, 2000 and 1999 were $13,012, $12,542 and $12,921, respectively.

NOTE 24 - LOAN SERVICING
          --------------

     The Bank sold $2,783,000 of loans and retained servicing rights ranging from .125% to .25%. There was no servicing asset or liability recorded because the Bank estimated that the benefits of servicing are just adequate to compensate for its servicing responsibilities. Servicing income for June 30, 2001, 2000 and 1999 was $422, $5,817, and $13,000, respectively.

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

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
          ----------------------------------------------

     The following estimates of the fair value of certain financial instruments held by the Company includes only instruments that could reasonably be evaluated. The investment securities portfolio was evaluated using market quotes as of June 30, 2001. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows, after adjusting for credit deterioration, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. Cash and cash equivalents are valued at cost. The fair values disclosed for checking accounts, savings accounts, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates.

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

     The table below illustrates the estimated fair value of the Company's financial instruments as of June 30, using the assumptions described above (in thousands):

                                             2001        2000       1999
                                             ----        ----       ----
        Cash and cash equivalents          $ 14,599   $  1,581   $  1,317
                                           ========   ========   ========
        Investment securities              $  3,079   $  6,413   $  7,076
                                           ========   ========   ========
        Loans                              $ 98,829   $ 93,697   $101,483
                                           ========   ========   ========
        Deposits                           $108,343   $104,699   $106,423
                                           ========   ========   ========
        Advances from FHLB                 $  5,000   $ 10,500   $ 12,000
                                           ========   ========   ========
        Notes payable                      $  2,893   $  1,495   $  1,641
                                           ========   ========   ========
        Standby letters of credit          $    115   $     90   $    191
                                           ========   ========   ========
        Commitments to extend credit and
           unfunded lines of credit        $  1,275   $  2,041   $  2,280
                                           ========   ========   ========

              CUMBERLAND MOUNTAIN BANCSHARES, INC. AND SUBSIDIARIES
                              Middlesboro, Kentucky

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE 26 - RECLASSIFICATIONS
          -----------------

     There have been some reclassifications of amounts within the stockholders' equity for the year ended June 30, 1999 to properly reflect stock option shares, treasury shares and unearned ESOP shares.

NOTE 27 - RESTATEMENT
          -----------

     The Company's financial statements have been restated for June 30, 1998, 1999 and 2000 to reflect correction of an error regarding computations of the Company's ESOP compensation. The effect on net income (loss) for June 30, 2000 and 1999 was a $27,796 and $68,386 increase, respectively. The effect on total capital for June 30, 1998 was a $59,337 increase which is reflected in beginning capital at July 1, 1999.

NOTE 28 - SUBSEQUENT EVENTS
          -----------------

     A letter of intent has been signed with Commercial Bancgroup, Inc. for them to acquire Cumberland Mountain Bancshares, Inc. for $9.520 million in cash in exchange for all of their outstanding shares. The agreement provides for an adjustment to this purchase price if certain financial covenants are not met prior to closing. The proposed exchange is subject to final approval of all regulatory authorities and the shareholders of Cumberland Mountain Bancshares, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The following table sets forth the name of each member of the Board of Directors, along with his age as of June 30, 2001, the year he first became a director of the Bank and the expiration of his current term as a director of the Company. All of the Company's current directors were initially appointed as directors of the Company in 1996 in connection with the incorporation and organization of the Company, except for Barry Litton who was appointed to the Board of Directors in November 1997. Each director of the Company also is a member of the Board of Directors of the Bank. There are no arrangements or understandings between the Company and any director or nominee pursuant to which such person has been selected as a director or nominee for director of the Company, and, except for J. Roy Shoffner and James J. Shoffner who are father and son, no director, nominee or executive officer is related to any other director, nominee or executive officer by blood, marriage or adoption.

                                                                      YEAR FIRST
                                                                      ELECTED AS              CURRENT
                                             AGE AS OF                 DIRECTOR                TERM
NAME                                       JUNE 30, 2001              OF THE BANK            TO EXPIRE
----                                       -------------              -----------            ---------
Reecie Stagnolia, Jr.                           65                       1993                  2001
Raymond C. Walker                               71                       1985                  2001
Barry Litton                                    50                       1997                  2002
James J. Shoffner                               40                       1988                  2002
J. Roy Shoffner                                 73                       1961                  2003

     Presented below is certain information concerning the directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

     REECIE STAGNOLIA, JR. is currently Vice President and the Branch Manager and Loan Officer at the Cumberland Branch (Tri-City Office), of the Bank, a position he has held since 1989. He previously worked for the Harlan County Board of Education as a teacher, Assistant Principal and Principal, Assistant Superintendent and Superintendent from 1962 to 1988. Mr. Stagnolia is currently a member of the Board of Directors of the Center for Rural Development, Harlan County Airport, Kentucky Coal Mine Museum, Tri-City Chamber of Commerce, Cumberland Lions Club, Sleepy Hollow Country Club, Inc., and Chairman of Cumberland Tourism Board.

     RAYMOND C. WALKER served as president of the Mutual Holding Company's subsidiary, Home Loan Mortgage Corporation from October, 1991 to October, 1996. He worked for the Middlesboro Daily News as Advertising Director for 24 years, worked at National Bank as Business Development Director for seven years and served five years as manager of 120 units of the Section 8 Federally Funded Housing. Mr. Walker served as mayor of the city of Middlesboro and served as Vice President and Treasurer of the Bank.

     BARRY LITTON is currently Vice Chairman of the Board. Mr. Litton owns and manages Litton's Market, a restaurant located in Knoxville, Tennessee.

     JAMES J. SHOFFNER joined Middlesboro Federal in 1994 as Vice President and Chief Operating Officer and became President and Chief Managing Officer in March 1996. He also serves as President of the Company. He also has served as President of Home Mortgage Loan Corporation since 1996. Prior to joining the Bank as a full-time officer, Mr. Shoffner is the President of JRS Restaurant Corporation. He graduated from Middlesboro High School and attended the University of Kentucky. He is a Deacon in the First Baptist Church of Middlesboro. Mr.

Shoffner is a member of the Middlesboro Kiwanis Club and a member of the Bell County Industrial Commission. He has served on the Board of Directors of Middlesboro Federal since June 6, 1988. Mr. Shoffner is the son of J. Roy Shoffner.

     J. ROY SHOFFNER is currently Chairman of the Board and Chief Executive Officer of the Company and of Middlesboro Federal, a position he has held since 1994. He is a graduate of Lincoln Memorial University and a veteran USAF pilot of four years. Mr. Shoffner owns and operates Shoffner Realty, a real estate development company and also owns JRS Restaurant Corporation. Mr. Shoffner is the past owner of a local plastic pipe manufacturing company and is active in real estate and business properties. Mr. Shoffner is the father of James J. Shoffner.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

     The following sets forth information including their ages as of the Record Date with respect to executive officers of the Company who do not serve on the Board of Directors. Executive officers are appointed annually by the Board of Directors.

     J. D. HOWARD, age 40, joined the Bank in July 1996 as Vice President and was appointed Chief Financial Officer in October 1996 and named Senior Vice President in July 1999. He also serves as Secretary/Treasurer for the Company. Prior to joining the Bank, Mr. Howard was an internal auditor and compliance officer at Home Federal of Middlesboro for two years. Prior to that he was Chief Financial Officer of First Federal Savings Bank, Pineville, Kentucky for 11 years.

     DIANA J. MIRACLE, age 39, joined the Bank as a compliance officer in August 1995, was named Vice President and Chief Operating Officer in October 1996 and was named Senior Vice President in July 1999. Prior to that time, she was employed at Security First Network Bank in Pineville, Kentucky for 11 years. Ms. Miracle currently serves a three-year term as a director of the Young Bankers Division of the Kentucky Bankers Association.

     BETTY HALSEY, age 51, has been Senior Vice President and Chief Lending Officer of the Bank since July 1999, Prior to joining the Bank, Ms. Halsey was Chief Executive Officer and President at Community Trust Bank's Middlesboro office since June 1995. Prior to 1995, Ms. Halsey was Chief Executive Officer of Commercial Bank, Middlesboro, since 1994. Prior to that she was Senior Lender at Commercial Bank. Ms. Halsey is a member of the Middlesboro Kiwanis Club and Financial Women International.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to regulations promulgated under the Exchange Act, the Company's officers, directors and persons who own more than ten percent of the outstanding Common Stock are required to file reports detailing their ownership and changes of ownership in such Common Stock, and to furnish the Company with copies of all such reports. Based on the Company's review of such reports which the Company received during the last fiscal year, or written representations from such persons that no annual report of change in beneficial ownership was required, the Company believes that, during the last fiscal year, all persons subject to such reporting requirements have complied with the reporting requirements.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer. No other executive officer of the Company earned a salary and bonus during fiscal year 2001 exceeding $100,000 for services rendered in all capacities to the Bank.

                                                                                LONG-TERM COMPENSATION
                                                                                ------------------------
                                                     ANNUAL COMPENSATION                AWARDS
                                            ----------------------------------  ------------------------
                                                                                RESTRICTED   SECURITIES
                                 FISCAL                           OTHER ANNUAL   STOCK       UNDERLYING      ALL OTHER
NAME                             YEAR       SALARY       BONUS    COMPENSATION  AWARD(S)      OPTIONS     COMPENSATION(1)
----                             ----       ------       -----    ------------  --------    ----------   ---------------
James J. Shoffner
President and Chief Executive    2001      $ 100,000   $  1,500     $   --      $    --      $    --        $13,200
   Officer                       2000        100,000      1,500         --           --           --         13,200
                                 1999        100,000      1,500         --       35,351 (2)   10,993         13,200

_____________
(1) Consists of director's fees and the value of stock awarded to Mr. Shoffner's account in the ESOP.
(2) As of June 30, 2001, Mr. Shoffner held 4,221 shares of restricted Common Stock awarded under the MRP. Such shares had an aggregate value of $56,772 based on the last known sale price of $13.45 per share.

     OPTION YEAR-END VALUE TABLE. The following table sets forth information concerning the value of options held by the Chief Executive Officer at June 30, 2001.

                                           NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                         UNDERLYING UNEXERCISED                 IN-THE-MONEY OPTIONS
                                        OPTIONS AT FISCAL YEAR-END              AT FISCAL YEAR-END (1)
                                        ----------------------------         --------------------------
NAME                                    EXERCISABLE   UNEXERCISABLE          EXERCISABLE  UNEXERCISABLE
----                                    -----------   --------------         -----------  -------------
James J. Shoffner                          11,516         --                 $3,112         $    --

___________
(1) Based on aggregate fair market value of the shares of Common Stock underlying the options at June 30, 2001 less aggregate exercise price. For purposes of this calculation, the fair market value of the Common Stock at June 30, 2001 is assumed to be equal to the last known sale price of $13.45 per share. Of the 11,516 options held by Mr. Shoffner, 523 options were granted at an adjusted exercise price of $7.50 per share, and 10,993 options were granted at an exercise price of $16.000.

     DIRECTOR FEES. The members of the Board of Directors receive $1,100 for regular monthly Board meetings and committee meetings attended. The Chairman receives $1,500 monthly for regularly scheduled Board meetings and committee meetings. The Vice Chairman receives $1,200 for regular monthly board meetings attended.

     Pursuant to the Cumberland Mountain Bancshares, Inc. Stock Option and Incentive Plan (the "Option Plan"), non-employee directors of the Company received automatic grants of stock options in fiscal year 1999. Each director who was not an employee on the effective date of the Option Plan received options to purchase 2,198 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant ($16.00). All such options will expire on October 21, 2008. Directors who are also employees are eligible for awards under the Option Plan as well. During fiscal 1999 Director James J. Shoffner received a grant of 10,993 options also at an exercise of $16.00 and subject to a three year vesting schedule.

     DIRECTOR RETIREMENT PLAN. The Bank has adopted the Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Directors (the "Directors' Plan") pursuant to which directors of the Bank are entitled to receive, upon retirement, 60 monthly payments in the amount of 75% of the average monthly fees that the respective director received for service on the Board during the 12-month period preceding termination of service on the Board, subject to a 20 year vesting schedule. In connection with the adoption of the Directors' Plan, the Bank incurred an expense of $169,061 which was recognized during the fiscal year 1997.

     In fiscal year 1997, the Bank's Board converted the Directors' Plan from a defined benefit type of plan to a defined contribution type. Under the Directors' Plan, as amended, a bookkeeping account in each participants' name is credited, on an annual basis with an amount equal to the sum of the accrual attributable to the participant equal to the investment return which would have resulted if such deferred amounts had been invested in either Common Stock or the Bank's highest annual rate of interest on certificates of deposit having a one-year term.

     Each participant's account has been credited with an amount equal to the present value of the benefits in which the participant has a fully vested interest before its amendment. This amount was determined based on the participant's years of service and 75% of average fees paid to directors in the year prior to the participant's retirement. In addition, beginning July 1, 1996, each participant's account is credited with $1,516 for each year of service until a maximum of 20 years worth of credits is reached, including past service credits. Benefits are payable from the Bank's general assets, although the Bank may establish a grantor trust that will purchase Common Stock that will be held to help the Bank meet its liabilities associated with the Directors' Plan.

     Upon a "Change in Control" the present value of each participant's benefits will become payable in one lump-sum payment within ten days. "Change in Control" generally refers to (a) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Bank or the Company representing twenty percent (20%) or more of the combined voting power of the Bank's or the Company's outstanding securities except for any securities of the Bank purchased by the Bank's employee stock ownership plan and trust; or (b) individuals who constitute the Board of the Bank or the board of directors of the Company on the date hereof ("Incumbent Board") cease for any reason to constitute at least a majority thereof; provided that any person becoming a director subsequent to the date
          --------
hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same nominating committee serving under an Incumbent Board, shall be, for purposes of this clause (b), considered as though he were a member of the Incumbent Board; or (c) the occurrence of a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Bank or the Company or similar transaction in which the Bank or the Company is not the resulting entity. A Change in Control will not occur as the result of acquisitions of Common Stock by Messrs. J. Roy Shoffner and James J. Shoffner.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table provides you with information regarding ownership of Cumberland Common Stock by any person or group Cumberland knows to beneficially own more than 5% of its outstanding Common Stock. The information is as of the Record Date. Information about persons or groups who own beneficially more than 5% of Cumberland Common Stock is based on filings with the Securities and Exchange Commission on or before the Record Date.

                                                         AMOUNT AND                PERCENT OF
                                                          NATURE OF                 SHARES OF
                                                         BENEFICIAL               COMMON STOCK
NAME                                                     OWNERSHIP(1)             OUTSTANDING(2)
----                                                     ----------               ------------
Cumberland Mountain Bancshares, Inc.
Employee Stock Ownership Plan Trust
1431 Cumberland Avenue
Middlesboro, Kentucky  40965                              37,900 (3)                  12.23%

Jeffrey L. Gendell                                        67,116                       9.87%
Tontine Management, L.L.C.
Tontine Financial Partners, L.P.
Tontine Overseas Associates, L.L.C.
200 Park Avenue, Suite 3900
New York, New York 10166

Sandler O'Neill Asset Management, LLC                     65,000                       9.56%
Malta Partners, L.P.
Malta Hedge Fund, L.P.
Malta Partners II, L.P.
Malta Hedge Fund II, L.P.
SOAM Holdings, LLC
Terry Maltese
712 Fifth Avenue
22nd Floor
New York, New York  10019

James J. Shoffner                                         70,161                      10.15%
1431 Cumberland Avenue
Middlesboro, Kentucky 40961

____________
(1) A person is considered the beneficial owner of any shares of Cumberland Common Stock (1) over which he or she has or shares voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days from the Record Date. "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of Cumberland Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of the Record Date held by that individual or group.
(3) Includes 29,575 shares which have been allocated to the accounts of participants. The ESOP trustees vote all allocated shares in accordance with instructions of the participants; unallocated shares and shares for which no instructions have been received generally are voted by the ESOP trustees in the same ratio as participants direct the voting of allocated shares or, in the absence of such direction, as directed by Cumberland.

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table provides you with information regarding ownership of Cumberland Common Stock by directors and executive officers. The information is as of September 18, 2001.

                                                         AMOUNT AND                PERCENT OF
                                                          NATURE OF                 SHARES OF
                                                         BENEFICIAL               COMMON STOCK
NAME                                                     OWNERSHIP(1)             OUTSTANDING(2)
----                                                     ----------               ------------
James J. Shoffner                                         70,161                      10.15%
J. Roy Shoffner                                           13,894                       2.03
Reecie Stagnolia, Jr.                                     17,849                       2.54
Raymond C. Walker                                         15,668                       2.29
Barry Litton                                               3,665                       0.54
All directors and executive
  officers as a group (8 persons)                        139,299 (3)                  19.39%

_______________
(1) A person is considered the beneficial owner of any shares of Cumberland Common Stock (1) over which he or she has or shares voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days from the Record Date. "Voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of Cumberland Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of the Record Date held by that individual or group.
(3) Includes 35,792 shares which all directors and executive officers as a group had a right to purchase pursuant to the exercise of stock options exercisable within 60 days of the Record Date.

     (c)  CHANGES IN CONTROL

     The Company is party to an Agreement and Plan of Share Exchange, as amended with Commercial Bancgroup, Inc. pursuant to which Commercial has agreed to acquire all of the issued and outstanding shares of the Company in exchange for an aggregate of $9.52 million.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     During the fiscal year ended June 30, 2001, certain loans made by the Bank were outstanding in an amount exceeding $60,000 to certain directors and executive officers and associates of directors and executive officers. All of such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K
-----------------------------------------------

          (a)  List of Documents Filed as Part of This Report
               ----------------------------------------------

               (1)  Consolidated  Financial Statements.  The following financial
                    ----------------------------------
                    statements of the registrant are included  herein under Item
                    7.

                    Independent Auditor's Report

                    (a) Consolidated Statements of Financial Condition as of June 30, 2001, 2000 and 1999
                    (b) Consolidated Statements of Income for the Years Ended June 30, 2001, 2000 and 1999

                    (c) Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999
                    (d) Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999
                    (e)  Notes to Consolidated Financial Statements

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

               10.3     Middlesboro  Federal  Bank,  FSB 1993  Management
                        Recognition and Retention Plan (As Amended and Restated) *+

               10.4 Middlesboro Federal Bank, Federal Savings Bank Retirement Plan for Non-Employee Directors * +

               10.5     Middlesboro Federal Bank, FSB Incentive Compensation
                        Plan *+

               10.6     Form of indemnification agreements with directors *

               10.7 Cumberland Mountain Bancshares, Inc. 1998 Stock Option and Incentive Plan + *

               10.8 Cumberland Mountain Bancshares, Inc. Management Recognition Plan + *

               21       Subsidiaries of Registrant

               23       Consent of Marr, Miller & Myers, PSC
_____________
* Incorporated by reference from Registration Statement on Form SB-2 filed February 5, 1997 (File No. 333-18665)
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form.

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

                                      CUMBERLAND MOUNTAIN BANCSHARES, INC.


Date:  September 27, 2001             By:/s/ James J. Shoffner
                                         ---------------------------------------
                                         James J. Shoffner
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ J. Roy Shoffner                      By: /s/ Reecie Stagnolia, Jr.
    -----------------------------                -------------------------------
       J. Roy Shoffner                           Reecie Stagnolia, Jr.
       Chairman of the Board                     Director

Date:  September 27, 2001                        Date:  September 27, 2001


By: /s/ James J. Shoffner                    By: /s/ Raymond C. Walker
    -----------------------------                -------------------------------
       James J. Shoffner                         Raymond C. Walker
      President and Director                     Director
      (Chief Executive Officer)

Date:  September 27, 2001                        Date:  September 27, 2001


By: /s/ J. D. Howard                         By:
    -----------------------------                -------------------------------
       J. D. Howard                              Barry Litton
       Vice President                            Director
       (Chief Financial and Accounting Officer)

Date:  September 27, 2001                        Date:  September __, 2001